Form 10-Q
period 1996-06-14
SAGEBRUSH INC
filed 1996-07-26
CIK 1003110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
   ACT OF 1934
   For the quarterly period ended  June 14, 1996 .

                                       OR

[    ]    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES
   EXCHANGE ACT OF 1934
   For the transition period from      to        .

Commission file number  0-27258


                               SAGEBRUSH, INC.
             (Exact name of registrant as specified in its charter)

    NORTH CAROLINA                                   56-1875714
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

112 Main Street, Claremont, N.C.                       28610
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (704) 459-0821

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes x , No   .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                        Outstanding at July 19, 1996
Common Stock (no par value)                    6,300,000

                             PAGE 1 of   14   PAGES

                                 SAGEBRUSH, INC.

                              - TABLE OF CONTENTS -


PART I Financial Information:                          Page No.

       Item 1:  Financial Statements

       Consolidated Balance Sheets as of June 14, 1996
       and December 29, 1995.                                           3

       Consolidated Statements of Income for the twelve weeks and
       twenty-four weeks ended June 14, 1996 and June 16, 1995.         4

       Consolidated Statements of Cash Flows for the twenty-four
       weeks nded June 14, 1996 and June 16, 1995.                      5

       Notes to Consolidated Financial Statements.                    6-7

       Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                     8-12



PART IIOther Information

       Item 4.  Submission of Matters to a Vote on Security Holders    13

       Item 6.  Exhibits                                               13



Signatures                                                             14

                    SAGEBRUSH, INC. AND AFFILIATED COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                       June 14, 1996 and December 29, 1995

                                                June 14,     December 29,
                                                  1996           1995
                                              (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                 $  2,296,950  $   2,145,809
   Short-term investments                       1,900,000           -
   Receivables from shareholders                     -            27,000
   Other related party receivables                 82,705        100,423
   Other receivables                              156,620         58,870
   Inventories                                    421,091        411,675
   Pre-opening costs, net                         207,075        131,434
   Prepaid and other current assets                65,879        370,390
      Total current assets                      5,130,320      3,245,601

Property and equipment, net                     9,386,735      7,562,432

Other assets                                       21,730         12,266

Total assets                                 $ 14,538,785  $  10,820,299

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                          $    772,641  $   1,220,206
   Accrued salaries                               439,465        414,625
   Taxes other than income                        277,016        188,338
   Other accrued liabilities                      621,958        464,442
      Total current liabilities                 2,111,080      2,287,611

Long-term debt, less current maturities              -         2,187,909

      Total liabilities                         2,111,080      4,475,520

Shareholders' equity:
   Common stock                                 6,300,000        535,202
   Additional paid-in capital                   7,369,068      7,261,164
   Accumulated deficit                         (1,241,363)    (1,451,587)
      Total shareholders' equity               12,427,705      6,344,779

Total liabilities and shareholders' equity   $ 14,538,785   $ 10,820,299

          See accompanying notes to consolidated financial statements.

                    SAGEBRUSH, INC. AND AFFILIATED COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
    Twelve Weeks and Twenty-four Weeks  ended June 14, 1996 and June 16, 1995
                                   (Unaudited)

                                                   Twelve Weeks Ended          Twenty-four Weeks Ended
                                            June 14, 1996   June 16, 1995  June 14, 1996  June 16, 1995
REVENUES - Restaurant sales                  $  8,931,698    $  7,698,678    $16,764,127    $14,922,513

OPERATING COSTS AND EXPENSES
Cost of restaurant sales                        3,225,383       2,904,017      6,032,177      5,604,303
Labor costs                                     2,385,697       2,080,997      4,498,435      3,984,418
Other operating expenses                        1,362,218       1,129,403      2,600,747      2,248,261
General and administrative expenses               752,510         617,984      1,418,317      1,111,236
Depreciation                                      210,049         171,218        408,178        327,920
Amortization (principally of pre-opening costs)    62,654          70,943        115,109        161,307
Total operating costs and expenses              7,998,511       6,974,562     15,072,963     13,437,445

OPERATING INCOME                                  933,187         724,116      1,691,165      1,485,068

OTHER INCOME                                       23,350          23,672         42,350         42,514
INTEREST INCOME                                    42,171                        75,266
INTEREST EXPENSE                                     (384)        (31,257)      (37,149)        (57,974)

INCOME BEFORE INCOME TAXES                        998,324         716,531     1,771,632       1,469,608
INCOME TAX PROVISION                             (379,363)        (15,000)     (673,220)        (47,000)

NET INCOME                                   $    618,961    $    701,531    $ 1,098,412    $ 1,422 608

NET INCOME PER SHARE                         $       0.10                    $      0.18

WEIGHTED AVERAGE SHARES
OUTSTANDING                                     6,300,000                      6,275,594

PRO FORMA:
Historical income before income taxes                        $     716,531                  $  1,469,608
Pro forma adjustment for compensation                             (115,500)                     (231,000)
Pro forma income before income taxes                               601,031                     1,238,608
Pro forma income taxes                                            (234,402)                     (483,057)
Pro forma net income                                         $     366,629                  $    755,551
Pro forma net income per share                               $        0.07                  $       0.14
Pro forma weighted average shares outstanding                    5,462,748                     5,462,748

          See accompanying notes to consolidated financial statements.

                     SAGEBRUSH, INC. AND AFFILIATED COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       Twenty-four Weeks ended June 14, 1996 and June 16, 1995 (Unaudited)

                                                       Twenty-four Weeks Ended
                                                           June 14,    June 16,
                                                             1996        1995
Cash Flows from Operating Activities:
Net income                                             $ 1,098,412  $ 1,432,594
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                             408,178      327,920
  Amortization (principally of pre-opening costs)          115,109      161,308
  Changes in operating assets and liabilities
    providing (using) cash
    Receivables                                            (53,032)     (18,481)
    Inventories                                             (9,416)     (31,035)
    Pre-opening costs                                     (190,750)    (148,650)
    Prepaid and other assets                               (74,141)     (21,303)
    Trade accounts payable and other accrued liabiliti    (176,531)     281,389
    Total adjustments                                       19,416      551,148
      Net cash provided by operating activities          1,117,828    1,983,742

Cash Flows from Investing Activities:
  Capital expenditures                                  (2,232,481)  (1,981,878)
  Short-term investments                                (1,900,000)        -
      Net cash used in investing activities             (4,132,481)  (1,981,878)

Cash Flows from Financing Activities:
  Proceeds from issuance of debt                                        922,415
  Reduction of debt                                     (2,187,909)    (141,898)
  Purchase of assets related to reorganization          (1,652,500)
  Cash paid to shareholders related to reorganization   (3,500,000)
  S Corporation distributions and dividends paid          (888,188)  (2,106,436)
  Proceeds from issuance of common stock                11,394,391    1,150,025
    Net cash provided by (used in) financing activities  3,183,222     (175,984)

Net increase (decrease) in cash and cash equivalents       151,141     (173,990)

Cash and cash equivalents at beginning of period         2,145,809    1,538,592

Cash and cash equivalents at end of period             $ 2,296,950  $ 1,364,602

Supplemental disclosure of cash flow information:
    Cash paid for interest                             $    37,149  $    57,974
    Cash paid for income taxes                         $     2,418  $    83,370

          See accompanying notes to consolidated financial statements.

                    Sagebrush, Inc. and Affiliated Companies
                        Notes to Consolidated Statements

Note  1:   The consolidated financial statements as of June 14, 1996 and for the twelve-week and twenty-four-week periods then ended include the accounts of Sagebrush, Inc. and its wholly-owned subsidiaries ("Sagebrush"). The financial statements as of December 29, 1995 and for the twelve-week and twenty-four-week periods ended June 16, 1995 represent combined statements which include the accounts of Sagebrush, Inc., and those corporations operating restaurants (the "Restaurant Corporations") under the name of "Sagebrush Steakhouse and Saloon." In addition, to the extent considered attributable to "Sagebrush Steakhouse and Saloon" restaurants, the combined financial statements include the accounts of Connor Management, Inc. ("Connor Management"), which provided development, management and administrative services to the restaurants and to certain other corporations operating other restaurants. The Restaurant Corporations and Connor Management are collectively referred to as the "Related Corporations." The combined financial statements were prepared in connection with a reorganization which resulted in the Related Corporations becoming wholly-owned subsidiaries of, or transferring all of their assets to, Sagebrush, Inc., with shareholders of such corporations becoming shareholders of Sagebrush, Inc. The combination was accounted for at historical cost in a manner similar to a pooling-of-interests due to the entities being under common management and control and the absence of significant monetary consideration to the shareholders. All intercompany accounts and transactions have been eliminated in consolidation and combination.

Note  2:   In connection with the reorganization referred to in Note 1, the shareholders of the Related Corporations, other than those formed to operate the Gatlinburg, Kernersville and Gaffney restaurants, contributed their capital stock in these corporations to Sagebrush, Inc. in exchange for an aggregate of 4,500,000 shares of Sagebrush, Inc. common stock and cash of $3.5 million. The shareholders of these corporations thereby became the shareholders of Sagebrush, Inc., owning all 4,500,000 shares of its common stock outstanding immediately prior to the initial public offering of Sagebrush, Inc. Common Stock. A portion of the proceeds of the public offering were used to purchase the assets of the Gatlinburg, Kernersville and Gaffney restaurants for a total consideration of approximately $1.7 million, which represents the historical cost of such assets. The accounts of the Gatlinburg, Kernersville and Gaffney restaurants, opened in April, June and December of 1995, respectively, are included in the combined financial statements as of December 29, 1995. In connection with the reorganization and the completion of the public offering, the following structural and organizational changes were effected: (i) Sagebrush, Inc. and its subsidiaries became subject to corporate income taxation as a C Corporations and (ii) salaries payable to certain executive officers were adjusted to more representative levels as a result of the termination of the S Corporation elections and the elimination of the related distributions.

      The reorganization referred to in Note 1 was effected immediately prior to the initial public offering of 1,800,000 shares of common stock of Sagebrush, Inc. in January, 1996. Net proceeds from the offering were $11.1 million. Approximately $2.2 million of the net proceeds were used to repay corporate indebtedness and approximately $5.2 million of the net proceeds were used to fund cash payments to or for the benefit of shareholders of the Related Corporations in connection with a reorganization effected immediately prior to the public offering. The remaining approximately $3.8 million of the net proceeds is being used to finance the development of additional restaurants and for other general corporate purposes.

      The following table shows the changes in shareholders' equity resulting from the reorganization and subsequent public offering.


                                           Additional
                                  Common     Paid-in   Accumulated
                                   Stock     Capital     Deficit        Total
Balance at December 29, 1995  $   535,202 $ 7,261,164 $(1,451,587)  $ 6,344,779

S Corporation distributions
  and dividends paid                                     (888,188)     (888,188)
Payments to and exchanges
 with shareholders related
 to reorganization               3,964,798  (9,221,205)              (5,256,407)
Net proceeds of public offering  1,800,000   9,329,109               11,129,109
Net income                                               1,098,412    1,098,412

Balance at June 14, 1996       $ 6,300,000 $ 7,369,068 $(1,241,363) $12,427,705

Note  3:   In the opinion of management, the accompanying financial statements
      (unaudited) contain all adjustments necessary to present fairly the financial position as of June 14, 1996, and the results of operations for the twelve-week and twenty-four-week periods ended June 14, 1996 and June 16, 1995 and cash flows for the twenty-four-week periods ended June 14, 1996 and June 16, 1995.

Note  4:   The results of operations for the twelve-week and twenty-four-week periods ended June 14, 1996 are not necessarily indicative of results to be expected for the full year. Quarterly results are presented based on 12, 12, 12 and 16 or 17 week quarters.


Part I - Item 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  This discussion and analysis should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q.

  The Company completed an initial public offering of 1,800,000 shares of its common stock in January and February 1996. Net proceeds from the offering were $11.1 million. Approximately $2.2 million of the net proceeds were used to repay corporate indebtedness and approximately $5.2 million of the net proceeds were used to fund cash payments to or for the benefit of shareholders of certain related corporations which had previously conducted the Company's business (the "Related Corporations") in connection with a reorganization effected immediately prior to the public offering. (see Notes 1 and 2) The remaining approximately $3.8 million of the net proceeds is being used to finance the development of additional restaurants and for other general corporate purposes.

RESULTS OF OPERATIONS

  Quarterly results are presented based on 12, 12, 12 and 16 or 17 week quarters. The following table sets forth for the periods indicated the percentages of revenues - restaurant sales represented by items in the Company's consolidated statements of income.

                                      Twelve Weeks Ended Twenty-four Weeks Ended
                                             June 14, June 16, June 14, June 16,
                                                  1996    1995    1996     1995

Revenues - restaurant sales                      100.0%  100.0%   100.0%  100.0%
Operating costs and expenses:
   Cost of restaurant sales                       36.1    37.7     36.0    37.6
   Labor costs                                    26.7    27.0     26.8    26.7
   Other operating expenses                       15.3    14.7     15.5    15.1
   General and administrative expenses             8.4     8.0      8.5     7.4
   Depreciation                                    2.4     2.2      2.4     2.2
   Amortization (principally of pre-opening costs)  .7     1.0       .7     1.1
      Total operating costs and expenses          89.6    90.6     89.9    90.1
Operating income                                  10.4     9.4     10.1     9.9
Other income (received from related parties)        .3      .3       .3      .3
Interest income                                     .5      .0       .4      .0
Interest expense                                    .0     (.4)     (.2)    (.4)
Income before income taxes                        11.2     9.3     10.6     9.8
Income tax provision                              (4.3)    (.2)    (4.0)    (.3)
Net income                                         6.9%    9.1%     6.6%    9.5%

Pro forma net income                                       4.8%             5.1%

Twelve weeks ended June 14, 1996 compared to twelve weeks ended June 16, 1995

  Revenues. Restaurant sales increased 16.0% to $8.9 million for the second quarter of 1996 as compared to $7.7 million for the second quarter of 1995. The increase in sales was primarily the result of an increase in the number of restaurants operated by the Company from 20 to 24.

  Cost of restaurant sales. Cost of restaurant sales increased $321,000, or 11.1%, from $2.9 million to $3.2 million, but as a percentage of revenues decreased from 37.7% to 36.1%. This decrease as a percentage of revenues principally resulted from reduced food costs (primarily beef and produce) realized from lower market prices and improved purchasing practices, as well as improved waste management.

  Labor costs. Labor costs increased $305,000, or 14.6%, from $2.1 million to $2.4 million, principally due to the increase in the number of restaurants. As a percentage of revenues, labor costs decreased slightly from 27.0% to 26.7%.

  Other operating expenses. Other operating expenses increased $233,000, or 20.6%, from $1.1 million to $1.4 million, and as a percentage of revenues increased slightly from 14.7% to 15.3%.

  General and administrative expenses. General and administrative expenses increased $135,000, or 21.8%, from $618,000 to $753,000, and as a percentage of revenues increased from 8.0% to 8.4%. This increase is primarily attributable to the increase in certain of the Company's executive officers' salaries to more representative levels in connection with the Company's initial public offering.

  Depreciation. Depreciation increased $39,000, or 22.7%, from $171,000 to $210,000, and as a percentage of revenues increased from 2.2% to 2.5% primarily because of increased investment in property and equipment due to the Company's opening of new restaurants.

  Amortization. Amortization of pre-opening costs decreased $8,000, or 11.7%, from $71,000 to $63,000, and as a percentage of revenues decreased from 1.0% to
 .7%.

  Other income. Other income, which principally represents accounting fees charged to certain related non-Sagebrush restaurants, remained constant as a percentage of restaurant sales.

  Interest income. The Company had interest income during the second quarter of 1996 as a result of temporary investment of a portion of the proceeds from the Company's initial public offering.

  Income tax provision. The Company's effective tax rate for the second quarter of 1996 was 38.0%. Prior to January 1996, most of the corporations comprising the Company were S corporations for federal and state income tax purposes, with taxable income allocated to shareholders rather than taxed at the corporate level. All applicable S Corporation elections were terminated in January 1996 in connection with the reorganization effected in connection with the Company's initial public offering.

  Net income. Net income was $619,000 for the second quarter of 1996, an increase of 69% over pro forma net income of $367,000 for the second quarter of 1995. Pro forma net income for the second quarter of 1995 reflects (i) a 39% effective corporate tax rate to give effect to a change in the Company's tax status and (ii) a $500,000 anticipated increase on an annual basis in management compensation related to the Company's January 1996 initial public offering. Pro forma earnings per share for the first two quarters of 1995 is based upon pro forma adjustments to weighted average shares outstanding to reflect certain cash payments and S corporation distributions to the Company's existing shareholders in connection with the initial public offering.

Twenty-four weeks ended June 14, 1996 compared to twenty-four weeks ended June 16, 1995

  Revenues. Restaurant sales increased 12.0% to $16.8 million for the second quarter of 1996 as compared to $14.9 million for the second quarter of 1995.
The increase in sales was the result of an increase in the number of restaurants operated by the Company from 19 to 24.

  Cost of restaurant sales. Cost of restaurant sales increased $528,000, or 7.6%, from $5.6 million to $6.1 million, but as a percentage of revenues decreased from 37.6% to 36.0%. This decrease as a percentage of revenues principally resulted from reduced food costs (primarily beef and produce) realized from lower market prices and improved purchasing practices, as well as improved waste management.

  Labor costs. Labor costs increased $514,000, or 13.0%, from $4.0 million to $4.5 million, principally due to the increase in the number of restaurants. As a percentage of revenues, labor costs increased slightly from 26.7% to 26.8%.

  Other operating expenses. Other operating expenses increased $352,000, or 15.7%, from $2.2 million to $2.6 million, and as a percentage of revenues increased slightly from 15.1% to 15.5%.

  General and administrative expenses. General and administrative expenses increased $307,000, or 27.6%, from $1.1 million to $1.4 million, and as a percentage of revenues increased from 7.4% to 8.5%. This increase is primarily attributable to the increase in certain of the Company's executive officers' salaries to more representative levels in connection with the Company's initial public offering.

  Depreciation. Depreciation increased $80,000, or 24.5%, from $328,000 to $408,000, and as a percentage of revenues increased from 2.2% to 2.4% primarily because of increased investment in property and equipment due to the Company's opening of new restaurants.

  Amortization. Amortization of pre-opening costs decreased $46,000, or 28.6%, from $161,000 to $115,000, and as a percentage of revenues decreased from 1.1% to .7%.

  Other income. Other income, which principally represents accounting fees charged to certain related non-Sagebrush restaurants, remained constant as a percentage of restaurant sales.

  Interest income. The Company had interest income during the first two quarters of 1996 as a result of temporary investment of a portion of the proceeds from the Company's initial public offering.

  Interest expense. Interest expense decreased $21,000 from $37,000 to $58,000 as a result of the Company's retirement of all its debt using proceeds from the Company's initial public offering.

  Income tax provision. The Company's effective tax rate for the first two quarters of 1996 was 38.0%. Prior to January 1996, most of the corporations comprising the Company were S corporations for federal and state income tax purposes, with taxable income allocated to shareholders rather than taxed at the corporate level. All applicable S Corporation elections were terminated in January 1996 in connection with the reorganization effected in connection with the Company's initial public offering.

  Net income. Net income was $1,098,000 for the second quarter of 1996, an increase of 45% over pro forma net income of $756,000 for the first two quarters of 1995. Pro forma net income for the first two quarters of 1995 reflects (i) a 39% effective corporate tax rate to give effect to a change in the Company's tax status and (ii) a $500,000 anticipated increase on an annual basis in management compensation related to the Company's January 1996 initial public offering. Pro forma earnings per share for the first two quarters of 1995 is based upon pro forma adjustments to weighted average shares outstanding to reflect certain cash payments and S corporation distributions to the Company's existing shareholders in connection with the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

  In January 1996, the Company completed its initial public offering and, after deducting the underwriting discount and expenses of the offering, received approximately $11.1 million in proceeds (including proceeds received in February 1996 from the underwriter's exercise of their option to purchase additional shares to cover over-allotments). The Company used approximately $5.2 million of the proceeds to fund cash payments to or for the benefit of shareholders of the Related Corporations in connection with the reorganization effected immediately prior to the initial public offering, and approximately $2.2 million of the proceeds to repay indebtedness. The remaining $3.8 million of the proceeds, together with the cash flow from operations, will be used to finance the development of additional restaurants and for general working capital purposes. (see Note 3)

  At June 14, 1996, the Company had approximately $4.2 million in cash and short term investments, no long-term debt and $12.4 million in shareholders' equity. In addition, the Company has obtained a commitment from a commercial bank for a revolving credit facility providing for borrowings of up to $6.0 million (with a participation by another bank for advances over $3.0 million) that was effective upon completion of the public offering. During the second quarter, $600,000 of the facility was used for two days. There were no amounts outstanding at June 14, 1996. Advances under the line are unsecured and limited to short-term working capital purposes. The facility will expire on January 31, 1997, and the interest rate for borrowings thereunder is the lead bank's prime rate.

  The Company primarily requires capital for the development and opening of new restaurants. Prior to the Company's initial public offering, the Company financed most of its capital expenditures with cash provided by operating activities, proceeds from the issuance of common stock of the Related Corporations, and from other shareholder contributions.

  Because most of the Company's restaurants have been established by converting existing restaurant facilities to the Sagebrush concept, the Company's capital expenditures principally have been for leasehold improvements, machinery, equipment, furniture and fixtures. The Company's substantial growth has not historically required significant additional working capital. Sales are predominantly cash, and the business does not require the maintenance of significant receivables or inventories. In addition, it is common to receive trade credit on the purchase of food, beverage and supplies, thereby reducing the need for incremental working capital to support sales increases.

  The Company currently plans to open five or six restaurants in 1996 (of which 5 were open or under construction at June 14, 1996), and eight to ten in 1997. With the opening on March 21, 1996, of a "Sagebrush Steakhouse & Saloon" in Johnson City, Tennessee and the opening on June 21, 1996 in Alcoa, Tennessee, the Company now operates 24 restaurants in North Carolina, South Carolina and Tennessee. Construction is underway on sites in Lynchburg and Colonial Heights, Virginia and Greenwood, South Carolina.

  While the Company expects to own rather than lease some of its restaurant locations in the future, it plans to continue its practice of leasing and renovating existing facilities whenever possible. The Company's cost of opening a restaurant when the Company leases and renovates an existing building is approximately $450,000, including the costs of renovating the facility, purchasing necessary equipment and training personnel. The Company's cost of building a restaurant on land the Company purchases ranges from $1.2 million to $1.6 million. Assuming that the Company opens a total of 5 or 6 restaurants in 1996, Management expects capital expenditures to range from $4.5 million to $6.0 million, of which $2.2 million had been expended through June 14, 1996.

  Management believes that the Company's $4.2 million of cash and short-term investments together with cash flow from operations will be sufficient to fund capital expenditures through the first part of 1997.

Inflation

  The impact of inflation on food, labor, equipment, land and construction costs could affect the Company's operations. A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws. In addition, most of the Company's leases require the Company to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. The Company may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants. Management believes that inflation has had no significant impact on costs during the first two quarters of 1996 or 1995, primarily because the largest single item of expense, food costs, has remained relatively stable during this period.


Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders of the Registrant held on May 9, 1996, the shareholders approved (I) the election of Charles F. Connor, Jr., L. Dent Miller, Michael A. Shubert, Barry W. Whisnant, and C. Kenneth Wilcox as Directors and (ii) the selection of Deloitte & Touche, LLP as independent public accountants. The following table sets forth the votes on each matter:


                                             Against/
                                     For     Withheld  Abstain
Election of Directors
(by Nominee)

Charles F. Connor, Jr.             5,832,793             600

L. Dent Miller                     5,832,793             600

Michael A. Shubert                 5,832,793             600

Barry C. Whisnant                  5,832,793             600

C. Kenneth Wilcox                  5,832,793             600

Approval of Selection of
Deloitte & Touche, LLP as
Independent Public Accountants     5,831,343    500    1,550




Item 6.   Exhibits and Reports on Form 8-K.

   (a)  Exhibits.
        Exhibit 27   Financial Data Scheduled (filed in electronic format only)

   (b)  Reports on Form 8-K.
        None


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SAGEBRUSH, INC.
                                   (Registrant)



Date    July 26, 1996     By:  \s\    Noland M. Mewborn
                               Noland M. Mewborn,
                               Vice President, Treasurer and CFO
                               (Principal Financial Officer)