Form 10-Q
period 1996-09-06
SAGEBRUSH INC
filed 1996-10-25
CIK 1003110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the quarterly period ended  September 6, 1996 .

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                      Outstanding at October 18, 1996
Common Stock (no par value)                    6,300,000

                             PAGE 1 of   13   PAGES

                                 SAGEBRUSH, INC.

                              - TABLE OF CONTENTS -


PART I  Financial Information:                                          Page No.

       Item 1:  Financial Statements

       Consolidated Balance Sheets as of September 6, 1996
       and December 29, 1995.                                             3

       Consolidated Statements of Income for the twelve-weeks and
       thirty-six weeks ended September 6, 1996 and September 8, 1995.    4

       Consolidated Statements of Cash Flows for the thirty-six weeks
       ended September 6, 1996 and September 8, 1995.                     5

       Notes to Consolidated Financial Statements.                      6-7

       Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                       8-12



PART II  Other Information

       Item 6.  Exhibits                                                 12



Signatures                                                               13



                    SAGEBRUSH, INC. AND AFFILIATED COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                     September 6, 1996 and December 29, 1995

                                              September 6,  December 29,
                                                 1996           1995
                                              (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents               $   3,802,308   $  2,145,809
   Receivables from shareholders                     -           27,000
   Other related party receivables                96,026        100,423
   Other receivables                             195,832         58,870
   Inventories                                   466,464        411,675
   Pre-opening costs, net                        422,491        131,434
   Prepaid and other current assets               49,348        370,390
      Total current assets                     5,032,469      3,245,601

Property and equipment, net                   10,943,399      7,562,432

Other assets                                      18,371         12,266

Total assets                                $ 15,994,239   $ 10,820,299

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                         $  1,262,586   $  1,220,206
   Accrued salaries                              532,384        414,625
   Taxes other than income                       441,610        188,338
   Other accrued liabilities                     698,909        464,442
      Total current liabilities                2,935,489      2,287,611

Long-term debt, less current maturities             -         2,187,909

      Total liabilities                        2,935,489      4,475,520

Shareholders' equity:
   Common stock                                6,300,000        535,202
   Additional paid-in capital                  7,369,068      7,261,164
   Accumulated deficit                          (610,318)    (1,451,587)
      Total shareholders' equity              13,058,750      6,344,779

Total liabilities and shareholders' equity  $ 15,994,239   $ 10,820,299

          See accompanying notes to consolidated financial statements.



                    SAGEBRUSH, INC. AND AFFILIATED COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
Twelve Weeks and Thirty-six Weeks  ended September 6, 1996 and September 8, 1995
                                   (Unaudited)

                               Twelve Weeks Ended   Thirty-six Weeks Ended
                            Sept. 6, 1996Sept. 8, 1995Sept. 6, 1996Sept. 8, 1995
REVENUES - Restaurant sales                 $ 10,050,955  $  8,459,773  $ 26,815,083  $ 23,382,286

OPERATING COSTS AND EXPENSES
Cost of restaurant sales                       3,746,412     3,146,449     9,778,589     8,750,752
Labor costs                                    2,721,340     2,204,022     7,219,775     6,188,440
Other operating expenses                       1,463,750     1,337,071     4,064,498     3,585,332
General and administrative expenses              839,055       566,893     2,257,372     1,678,129
Depreciation                                     228,945       183,456       637,123       511,376
Amortization (principally of pre-opening costs)   81,051        82,860       196,159       244,167
Total operating costs and expenses             9,080,553     7,520,751    24,153,516    20,958,196

OPERATING INCOME                                 970,402       939,022     2,661,567     2,424,090

OTHER INCOME                                      18,050        19,632        60,400        62,146
INTEREST INCOME                                   29,626                     104,892
INTEREST EXPENSE                                    (264)      (42,606)      (37,413)     (100,580)

INCOME BEFORE INCOME TAXES                     1,017,814       916,048     2,789,446     2,385,656
INCOME TAX PROVISION                            (386,769)       (9,000)   (1,059,989)      (56,000)

NET INCOME                                  $    631,045  $    907,048  $  1,729,457  $  2,329,656

NET INCOME PER SHARE                        $       0.10                $       0.28

WEIGHTED AVERAGE SHARES
OUTSTANDING                                    6,300,000                   6,283,730

PRO FORMA:
Historical income before income taxes                     $     916,048               $  2,385,656
Pro forma adjustment for compensation                          (119,000)                  (350,000)
Pro forma income before income taxes                            797,048                  2,035,656
Pro forma income taxes                                         (310,849)                  (793,906)
Pro forma net income                                      $     486,199               $  1,241,750
Pro forma net income per share                            $        0.09               $       0.23
Pro forma weighted average shares outstanding                 5,462,748                  5,462,748

          See accompanying notes to consolidated financial statements.

                    SAGEBRUSH, INC. AND AFFILIATED COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   Thirty-six Weeks ended September 6, 1996 and September 8, 1995 (Unaudited)

                                                       Thirty-six Weeks Ended
                                                      September 6,  September 8,
                                                           1996        1995
Cash Flows from Operating Activities:
Net income                                           $  1,729,457 $  2,329,656
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                           637,123      511,376
   Amortization (principally of pre-opening costs)        196,159      244,167
   Changes in operating assets and liabilities
   providing (using) cash
    Receivables                                          (105,565)      (5,419)
    Inventories                                           (54,789)       9,973
    Pre-opening costs                                    (487,216)    (150,310)
    Prepaid and other assets                              (54,252)     (50,435)
    Trade accounts payable and other accrued liabilities  647,878      146,472
      Total adjustments                                   779,338      705,824
         Net cash provided by operating activities      2,508,795    3,035,480

Cash Flows from Investing Activities:
   Capital expenditures                                (4,018,090)  (2,127,430)

Cash Flows from Financing Activities:
   Proceeds from issuance of debt                                      962,415
   Reduction of debt                                   (2,187,909)    (243,520)
   Purchase of assets related to reorganization        (1,652,500)
   Cash paid to shareholders related to reorganization (3,500,000)
   S Corporation distributions and dividends paid        (888,188)   2,859,691)
   Proceeds from issuance of common stock              11,394,391    1,108,512
    Net cash provided by (used in) financing activities 3,165,794   (1,032,284)

Net increase (decrease) in cash and cash equivalents    1,656,499     (124,234)

Cash and cash equivalents at beginning of period        2,145,809    1,642,141

Cash and cash equivalents at end of period            $ 3,802,308  $ 1,517,907

Supplemental disclosure of cash flow information:
      Cash paid for interest                          $    37,413  $   100,580
      Cash paid for income taxes                      $   655,442  $    75,673

          See accompanying notes to consolidated financial statements.


                    Sagebrush, Inc. and Affiliated Companies
                        Notes to Consolidated Statements

Note 1: The consolidated financial statements as of September 6, 1996 and for the twelve-week and thirty-six-week periods then ended include the accounts of Sagebrush, Inc. and its wholly-owned subsidiaries ("Sagebrush"). The financial statements as of December 29, 1995 and for the twelve-week and thirty-six-week periods ended September 8, 1995 represent combined statements which include the accounts of Sagebrush, Inc., and those corporations operating restaurants (the "Restaurant Corporations") under the name of "Sagebrush Steakhouse and Saloon." In addition, to the extent considered attributable to "Sagebrush Steakhouse and Saloon" restaurants, the combined financial statements include the accounts of Connor Management, Inc. ("Connor Management"), which provided development, management and administrative services to the restaurants and to certain other corporations operating other restaurants. The Restaurant Corporations and Connor Management are collectively referred to as the "Related Corporations." The combined financial statements were prepared in connection with a reorganization which resulted in the Related Corporations becoming wholly-owned subsidiaries of, or transferring all of their assets to, Sagebrush, Inc., with shareholders of such corporations becoming shareholders of Sagebrush, Inc. The combination was accounted for at historical cost in a manner similar to a pooling-of-interests due to the entities being under common management and control and the absence of significant monetary consideration to the shareholders. All intercompany accounts and transactions have been eliminated in consolidation and combination.

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


                                   Additional
                           Common   Paid-inAccumulated
                           Stock    Capital  Deficit     Total
Balance at December 29, 1995$    535,202$ 7,261,164$(1,451,587)  $  6,344,779

S Corporation distributions
  and dividends paid                        (888,188)  (888,188)
Payments to and exchanges with
  shareholders related to reorganization3,964,798(9,221,205)     (5,256,407)
Net proceeds of public offering1,800,0009,329,109    11,129,109
Net income
1,729,457               1,729,457

Balance at September 6, 1996$ 6,300,000$ 7,369,068$  (610,318)$13,058,750

Note  3:   In the opinion of management, the accompanying financial statements
      (unaudited) contain all adjustments necessary to present fairly the financial position as of September 6, 1996, and the results of operations for the twelve-week and thirty-six-week periods ended September 6, 1996 and September 8, 1995 and cash flows for the thirty-six-week periods ended September 6, 1996 and September 8, 1995.

Note  4:   The results of operations for the twelve-week and thirty-six-week periods ended September 6, 1996 are not necessarily indicative of results to be expected for the full year. Quarterly results are presented based on 12, 12, 12 and 16 or 17 week quarters.

Note  5:   In October 1995, the Financial Accounting Standards Board issued
      Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

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

                                      Twelve Weeks Ended  Thirty-six Weeks Ended
                                             Sept. 6, Sept. 8, Sept. 6, Sept. 8,
                                                1996     1995     1996     1995

Revenues - restaurant sales                    100.0%   100.0%   100.0%   100.0%
Operating costs and expenses:
 Cost of restaurant sales                       37.3     37.2     36.5     37.4
 Labor costs                                    27.1     26.1     26.9     26.5
 Other operating expenses                       14.6     15.8     15.2     15.3
 General and administrative expenses             8.3      6.7      8.4      7.2
 Depreciation                                    2.3      2.1      2.4      2.2
 Amortization (principally of pre-opening costs)  .8      1.0       .7      1.0
    Total  operating  costs  and  expenses      90.4     88.9     90.1     89.6
Operating income                                 9.6     11.1      9.9     10.4
Other income (received from related parties)      .2       .2       .2       .2
Interest income                                   .3       .0       .4       .0
Interest expense                                  .0      (.5)     (.1)     (.4)
Income before income taxes                      10.1     10.8     10.4     10.2
Income tax provision                            (3.8)     (.1)    (4.0)     (.2)
Net income                                       6.3%    10.7%     6.4%    10.0%

Pro forma net income                                      5.7%              5.3%

Twelve weeks ended September 6, 1996 compared to twelve weeks ended September 8, 1995

   Revenues. Restaurant sales increased 18.8% to $10.1 million for the third quarter of 1996 as compared to $8.5 million for the third quarter of 1995. The increase in sales was primarily the result of an increase in the number of restaurants operated by the Company from 21 to 26.

   Cost of restaurant sales. Cost of restaurant sales increased $600,000, or 19.1%, from $3.1 million to $3.7 million and as a percentage of revenues was increased slightly from 37.2% to 37.3%.

   Labor costs. Labor costs increased $517,000, or 23.5%, from $2.2 million to $2.7 million, principally due to the increase in the number of restaurants. As a percentage of revenues, labor costs increased from 26.1% to 27.1%.

   Other operating expenses. Other operating expenses increased $127,000, or 9.5%, from $1.3 million to $1.5 million, and as a percentage of revenues decreased from 15.8% to 14.6%.

   General and administrative expenses. General and administrative expenses increased $272,000, or 48.0%, from $567,000 to $839,000, and as a percentage of revenues increased from 6.7% to 8.3%. This increase is primarily attributable to the increase in certain of the Company's executive officers' salaries to more representative levels in connection with the Company's initial public offering.

   Depreciation. Depreciation increased $45,000, or 24.8%, from $183,000 to $229,000, and as a percentage of revenues increased slightly from 2.1% to 2.3% primarily because of increased investment in property and equipment due to the Company's opening of new restaurants.

   Amortization. Amortization of pre-opening costs decreased $2,000, or 2.2%, from $83,000 to $81,000, and as a percentage of revenues decreased from 1.0% to
 .8%.

   Other  income.   Other income, which principally represents  accounting  fees charged to certain related non-Sagebrush restaurants, remained constant as a percentage of restaurant sales.

   Interest income. The Company had interest income during the third quarter of 1996 as a result of temporary investment of a portion of the proceeds from the Company's initial public offering.

   Income tax provision. The Company's effective tax rate for the third quarter of 1996 was 38.0%. Prior to January 1996, most of the corporations comprising the Company were S corporations for federal and state income tax purposes, with taxable income allocated to shareholders rather than taxed at the corporate level. All applicable S Corporation elections were terminated in January 1996 in connection with the reorganization effected in connection with the Company's initial public offering.

   Net income. Net income was $631,000 for the third quarter of 1996, an increase of 30% over pro forma net income of $486,000 for the third quarter of 1995. Pro forma net income for the third quarter of 1995 reflects (i) a 39% effective corporate tax rate to give effect to a change in the Company's tax status and (ii) a $500,000 anticipated increase on an annual basis in management compensation related to the Company's January 1996 initial public offering. Pro forma earnings per share for the first three quarters of 1995 is based upon pro forma adjustments to weighted average shares outstanding to reflect certain cash payments and S corporation distributions to the Company's existing shareholders in connection with the initial public offering.

Thirty-six weeks ended September 6, 1996 compared to thirty-six weeks ended September 8, 1995

   Revenues. Restaurant sales increased 14.7% to $26.8 million for the third quarter of 1996 as compared to $23.4 million for the third quarter of 1995. The increase in sales was the result of an increase in the number of restaurants operated by the Company from 21 to 26.

  Cost of restaurant sales. Cost of restaurant sales increased $1.0 million, or 11.7%, from $8.8 million to $9.8 million, but as a percentage of revenues decreased from 37.4% to 36.5%. This decrease as a percentage of revenues principally resulted from reduced food costs (primarily beef and produce) realized from lower market prices and improved purchasing practices, as well as improved waste management.

   Labor costs. Labor costs increased $1.0 million, or 16.7%, from $6.2 million to $7.2 million, principally due to the increase in the number of restaurants. As a percentage of revenues, labor costs increased slightly from 26.5% to 26.9%.

   Other operating expenses. Other operating expenses increased $479,000, or 13.4%, from $3.6 million to $4.1 million, and as a percentage of revenues decreased slightly from 15.3% to 15.2%.

   General and administrative expenses. General and administrative expenses increased $579,000, or 34.5%, from $1.7 million to $2..3 million, and as a percentage of revenues increased from 7.2% to 8.4%. This increase is primarily attributable to the increase in certain of the Company's executive officers' salaries to more representative levels in connection with the Company's initial public offering.

   Depreciation. Depreciation increased $125,000, or 24.6%, from $511,000 to $637,000, and as a percentage of revenues increased from 2.2% to 2.4% primarily because of increased investment in property and equipment due to the Company's opening of new restaurants.

   Amortization. Amortization of pre-opening costs decreased $48,000, or 19.7%, from $244,000 to $196,000, and as a percentage of revenues decreased from 1.0% to .7%.

   Other  income.   Other income, which principally represents  accounting  fees charged to certain related non-Sagebrush restaurants, remained constant as a percentage of restaurant sales.

   Interest  income.   The Company had interest income during  the  first  three
quarters  of  1996  as a result of temporary investment of  a  portion  of   the
proceeds from the Company's initial public offering.

  Interest expense. Interest expense decreased $63,000 from $101,000 to $37,000 as a result of the Company's retirement of all its debt using proceeds from the Company's initial public offering.

   Income tax provision. The Company's effective tax rate for the first three quarters of 1996 was 38.0%. Prior to January 1996, most of the corporations comprising the Company were S corporations for federal and state income tax purposes, with taxable income allocated to shareholders rather than taxed at the corporate level. All applicable S Corporation elections were terminated in January 1996 in connection with the reorganization effected in connection with the Company's initial public offering.

   Net income. Net income was $1,729,000 for the third quarter of 1996, an increase of 39% over pro forma net income of $1,241,000 for the first three quarters of 1995. Pro forma net income for the first three quarters of 1995 reflects (i) a 39% effective corporate tax rate to give effect to a change in the Company's tax status and (ii) a $500,000 anticipated increase on an annual basis in management compensation related to the Company's January 1996 initial public offering. Pro forma earnings per share for the first three quarters of 1995 is based upon pro forma adjustments to weighted average shares outstanding to reflect certain cash payments and S corporation distributions to the Company's existing shareholders in connection with the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

   In January 1996, the Company completed its initial public offering and, after deducting the underwriting discount and expenses of the offering, received approximately $11.1 million in proceeds (including proceeds received in February 1996 from the underwriter's exercise of their option to purchase additional shares to cover over-allotments). The Company used approximately $5.2 million of the proceeds to fund cash payments to or for the benefit of shareholders of the Related Corporations in connection with the reorganization effected immediately prior to the initial public offering, and approximately $2.2 million of the proceeds to repay indebtedness. The remaining $3.8 million of the proceeds, together with the cash flow from operations, will be used to finance the development of additional restaurants and for general working capital purposes. (see Note 3)

   At September 6, 1996, the Company had approximately $3.8 million in cash and short term investments, no long-term debt and $13.1 million in shareholders'
equity. In addition, the Company has obtained a commitment from a commercial bank for a revolving credit facility providing for borrowings of up to $6.0 million (with a participation by another bank for advances over $3.0 million) that was effective upon completion of the public offering. During the second quarter, $600,000 of the facility was used for two days. There were no amounts outstanding at September 6, 1996. Advances under the line are unsecured and limited to short-term working capital purposes. The facility will expire on January 31, 1997, and the interest rate for borrowings thereunder is the lead bank's prime rate.

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

   The Company currently plans to open six restaurants in 1996 (of which 4 had opened by September 6, 1996), and eight to ten in 1997. With the third quarter openings of "Sagebrush Steakhouse & Saloon" restaurants in Lynchburg, Virginia and Morristown, Tennessee, the Company now operates 26 restaurants in North Carolina, South Carolina, Tennessee and Virginia. Fourth quarter restaurant openings will be in Colonial Heights, Virginia and Greenwood, South Carolina. Construction began on sites in Mount Airy and Salisbury, North Carolina subsequent to the end of the quarter.

   While the Company expects to own rather than lease some of its restaurant locations in the future, it plans to continue its practice of leasing and renovating existing facilities whenever possible. The Company's cost of opening a restaurant when the Company leases and renovates an existing building is approximately $500,000, including the costs of renovating the facility, purchasing necessary equipment and training personnel. The Company's cost of building a restaurant on land the Company purchases ranges from $1.2 million to $1.6 million. Assuming that the Company opens a total of 6 restaurants in 1996, Management expects capital expenditures to range from $5.0 million to $6.0 million, of which $4.0 million had been expended through September 6, 1996.

   Management believes that the Company's $3.8 million of cash and short-term investments together with cash flow from operations will be sufficient to fund capital expenditures through the first part of 1997.

Inflation

  The impact of inflation on food, labor, equipment, land and construction costs could affect the Company's operations. A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws. In addition, most of the Company's leases require the Company to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary  pressures.  The  Company may  attempt  to  offset  the  effect  of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants. Management believes that inflation has had no significant impact on costs during the first three quarters of 1996 or 1995, primarily because the largest single item of expense, food costs, has remained relatively stable during this period.






Part II - Other Information

     (a)  Exhibits.
          Exhibit 27  Financial Data Schedule (filed in electronic format only)

     (b)  Reports on Form 8-K.
          None


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SAGEBRUSH, INC.




Date October 24, 1996     By:  \s\  Noland M. Mewborn
                               Noland M. Mewborn,
                               Vice President, Treasurer and CFO
                               (Principal Financial Officer)