Form 10-K
period 1997-01-03
SAGEBRUSH INC
filed 1997-04-02
CIK 1003110

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

[X] ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED] for the fiscal year ended    January 3, 1997 .

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE  REQUIRED] for the transition period from      to      .

Commission file number  0-27258

                                   SAGEBRUSH, INC.
       (Exact name of registrant as specified in its charter)
    NORTH CAROLINA                                        56-1875714
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

3238 West Main Street, Claremont, N.C.                      28610
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (704) 459-0821

     Securities registered pursuant to Section 12(b) of the Act:
                                   None

     Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (no par value)
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes x , No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of the Registrant's no par value Common Stock, its only class of voting stock, held by non-affiliates as of March 21, 1997 was $17,911,363.

The number of shares outstanding of the Registrant's no par value Common Stock, its only outstanding class of common equity, as of March 21, 1997 was 6,300,000.

                 Documents Incorporated by Reference
         Incorporated Document     Parts into which Incorporated
 Proxy Statement for Annual Meeting of        Part III
  Shareholders to be held May 8, 1997


Part I

Item 1 - Business.

General

   Sagebrush, Inc. owns and operates 28 "Sagebrush Steakhouse & Saloon" restaurants in North Carolina, South Carolina, Tennessee, and Virginia at March 21, 1997. The Company opened the first Sagebrush restaurant in Hickory, North Carolina in October 1990. The Company's operations have expanded since then to include a total of 28 Sagebrush restaurants. The weighted average annualized sales per restaurant for the twelve months ended January 3, 1997 were approximately $1.7 million each. Sagebrush, Inc., which was incorporated in North Carolina in 1992 and had no operations prior to the Company's initial public offering in January 1996, reorganized and consolidated the operations of the 23 corporations (the "Related Corporations") which had conducted the Company's business prior to such initial public offering (such reorganization and consolidation is hereinafter referred to as the "Reorganization"). In September 1996, Sagebrush, Inc. streamlined and simplified its organizational structure by, among other things, consolidating certain of its operations in newly-formed entities in North Carolina, South Carolina and Tennessee. (see Note 1 to the Consolidated Financial Statements) All references herein to the "Company" include the business and operations of Sagebrush, Inc., its subsidiaries and such Related Corporations.

The Sagebrush Concept

   The Sagebrush concept is to serve high-quality, moderately-priced meals in a casual, family-oriented atmosphere suggestive of a Texas roadhouse. The Company seeks to locate its restaurants in smaller cities and suburban areas where they fill a significant market niche. Sagebrush restaurants are distinguished from other family-oriented steakhouses in these smaller markets (many of which are cafeteria-style) by their full table service and attentive wait staff, full bar service, entertaining atmosphere, distinctive decor and consistently high-quality food. The Company distinguishes its restaurants from other full-service restaurants through their family orientation which is accomplished by offering lower priced food (such as hamburgers and sandwiches) at dinner, placing less emphasis on alcohol sales as compared to most competitors and offering features designed to appeal to children. The Company believes that the combination of these factors makes its concept attractive to a broad range of consumers in the markets it serves.

Sagebrush Menu

   The Company's selective menu features high-quality aged steaks, prime rib, chops, ribs, chicken and fish along with hamburgers and chicken sandwiches. The Company's dinner menu includes nine steak entrees which are cut daily from specially-selected U.S.D.A. choice aged western beef and prepared using the Company's special seasoning. In addition to the regular menu items, each restaurant has a daily, specially-priced "Blue Plate Special" at lunch which is selected by its general manager and typically features fish, chicken or pork chops. Each restaurant also has a "Little Pistols" children's menu featuring hamburgers and sandwiches. All steaks come with a choice of Texas fries, baked potato or baked sweet potato, a fresh garden salad and Texas toast. The menu also includes specialty appetizers, desserts and full bar service where legally permitted. The Company periodically tests new menu items in an effort to update and adapt to changing customer preferences.

   The Company's dinner entrees, which are also available at lunch, range in price from $7.95 to $18.95, lunch entrees range in price from $3.95 to $5.95, and appetizers are priced from $1.95 to $8.95. The average check per customer, including beverages, is approximately $12.75 for dinner and $6.85 for lunch. Menu prices are generally the same at each restaurant except for those located in resort areas where seasonal factors require slightly higher prices. Sales of alcoholic beverages, which are available in all but two of the Company's restaurants, account for approximately 9% of the Company's revenues. Each restaurant typically serves from 150-250 customers at lunch and from 250-300 customers at dinner during the week and from 100-300 customers at lunch and from 700-900 customers at dinner on weekends. The Company's restaurants do not serve breakfast.

Atmosphere and Decor

   The Company's restaurants feature a casual, family-oriented atmosphere suggestive of a Texas roadhouse. The restaurants feature wood booths and walls, and a mix of western memorabilia and other collectibles, including license plates and signs from around the United States, photographs of sports figures and movie stars, and a replica of an antique jukebox featuring country music.
In all areas of the restaurants, complimentary peanuts are offered and customers are encouraged to drop their shells on the floor. Special effort is made to make families with children feel welcome. A "Little Pistols" children's menu featuring hamburgers and sandwiches is available, birthdays are recognized in a special manner by the wait staff and servers offer balloons to children.

Site Selection

   The Company considers the location of its restaurants to be important to its long-term success and devotes significant effort to the investigation and evaluation of potential sites. The Company's site selection process focuses on trade area demographics, population density and household income levels, and specific site characteristics such as visibility, accessibility, traffic volume and parking as well as proximity to shopping centers, hotels and motels, colleges and universities, large employers and tourist attractions. The Company also reviews potential competition and the profitability of restaurants operating in the area. Senior management inspects and approves each restaurant site.

   All but one of the Company's restaurants are located in freestanding buildings that are generally located near interstate highways or other main thoroughfares. Prior to 1996, the Company leased all but one of its restaurant sites, and, with the exception of the Clemmons and Kernersville, North Carolina restaurants, had established all of its restaurants by converting existing buildings to the Sagebrush concept. The Company continued this method of expansion in the first part of 1996 as the first four restaurants opened in 1996 were conversions of existing buildings, one of which was purchased rather than leased.

   The final two restaurants opened in 1996, Colonial Heights, Virginia and Greenwood, South Carolina, however, represent methods of expansion that may be relied upon by the Company more in the future. The Colonial Heights restaurant is the Company's first non-freestanding location. It is a leased facility located in an endcap of a high traffic, retail strip center. The location in Greenwood is a Company-owned property and was built using the Company's new prototype plan. While the Company will continue to attempt to locate facilities to lease or buy and convert, the Company expects a higher proportion of locations in the future will be established by purchasing land and building a restaurant. This is primarily due to the difficulty of finding suitable buildings in desirable locations that can be leased and renovated.

   Because the Company has historically established its Sagebrush restaurants in existing buildings which it remodeled for the Sagebrush concept, restaurant sizes vary from approximately 4,500 to 8,500 square feet with the tables in the dining area seating from approximately 150 to 280 people. The bar area of a typical restaurant generally has seating capacity for approximately 20 people. Most of the Company's restaurants also have a private banquet room seating from 25 to 50 people. Although the banquet facilities are often used for private parties, they can also be used for general customer seating during peak dining hours. The Company's prototype facility is approximately 6,500 square feet and contains 208 dining seats and 37 seats in the bar area.

Converting Facilities to the Sagebrush Concept

   The Company has been able to minimize start-up costs for its restaurants in the past by leasing or buying existing restaurant facilities or other buildings in the targeted areas of expansion, and converting them to the Sagebrush concept. The Company has established all but three of its existing restaurants in this manner. The Company engages an experienced contractor who is typically able to convert a facility into a Sagebrush restaurant in six to seven weeks. Restaurant furniture and equipment is generally purchased from a single supplier, although the Company believes that there are a number of other suppliers who could also furnish furniture and equipment at competitive prices. The Company's cost of opening a new restaurant when it leases and renovates an existing building is approximately $500,000, including the costs of renovating the facility, purchasing equipment (if necessary) and training personnel.
 Twenty-five of the Company's 28 existing restaurants have been conversions. The Company established its Clemmons, North Carolina restaurant by erecting a new building on leased property at a total cost of approximately $900,000, its Kernersville, North Carolina restaurant by erecting a new building on purchased property at a total cost of approximately $1.4 million and its Greenwood, South Carolina restaurant by erecting a new building on purchased property at a total cost of approximately $1.5 million. See "-Site Selection."

Restaurant Locations

   The following table sets forth the location, opening date, seating capacity (excluding bar area and private rooms) and approximate square footage of each of the Company's 28 restaurants:

                                        Seating  Approximate
                          Date Opened   Capacity Sq. Footage
     North Carolina:
     Hickory              October 1990    158       5,000
     Statesville          October 1991    256       6,500
     Boone                June 1992       270       8,500
     Hickory (Viewmont)   July 1992       280       7,000
     Morganton            March 1993      252       6,300
     Winston-Salem        September 1993  180       6,500
     Clemmons             December 1993   265       6,800
     Waynesville          January 1994    270       6,800
     Brevard              March 1994      196       6,000
     Arden                August 1994     256       6,300
     Wilkesboro           September 1994  221       6,300
     Monroe               December 1994   236       6,800
     Kernersville         June 1995       200       6,800
     Mount Airy           January 1997    208       6,500

     South Carolina:
     Rock Hill            December 1992   246       6,300
     Gaffney              December 1995   212       8,000
     Greenwood            November 1996   196       6,800

     Tennessee:
     Pigeon Forge         September 1991  172       4,500
     Oak Ridge            November 1991   204       8,000
     Knoxville            February 1992   202       7,500
     Kingsport            February 1993   144       6,000
     Sevierville          May 1994        173       4,500
     Gatlinburg           April 1995      168       6,800
     Johnson City         March 1996      226       9,000
     Alcoa                June 1996       204       7,500
     Morristown           September 1996  226       9,000

     Virginia:
     Lynchburg            July 1996       204       9,000
     Colonial Heights     October 1996    188       5,850


Restaurant Operations

   Management and Employees. The management staff of a typical restaurant consists of a general manager, a manager, an assistant manager and a kitchen manager. Each restaurant also employs from 40 to 100 hourly employees, many of whom work part-time. The general manager of each restaurant has primary responsibility for the day-to-day operations of the restaurant and is responsible for maintaining Company-established operating procedures. Two of the managers are present at each restaurant from Monday through Thursday and three of the managers are present at each restaurant from Friday through Sunday of each week. General managers are required to supervise both the opening and closing of their restaurant several times per week. The Company currently has four area supervisors, each of whom currently oversees from six or seven restaurants, and one director of training, who oversees one existing store and all new stores from pre-opening through approximately twelve weeks of operations.

   The Company seeks managers with substantial restaurant experience and requires all new managers, most of whom are college graduates, to complete a 28-day orientation and training program at its Rock Hill, South Carolina restaurant. The orientation and training program, which is conducted by the Company's director of training, is designed to educate new managers in all aspects of the Company's operations, including the Company's philosophy, management strategy, policies, procedures and operating standards. The Company's managers are required to know how to perform every job in a restaurant. The Company also has hired consultants to assist in its training of junior managers. After their initial training, managers attend monthly training sessions at the Company's headquarters. The Company's senior management meets bi-weekly with area supervisors to discuss restaurant operations. Senior management also receives daily and weekly reports prepared by general managers and staff accountants summarizing each restaurant's operations for the preceding week. Based upon these reports, senior management is able to closely monitor and supervise each restaurant's operations. Additionally, members of senior management regularly visit each restaurant to ensure that the Company's philosophy, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

   A restaurant's general manager usually does the hiring for his or her restaurant and is responsible for overseeing the training of new employees. The general managers delegate certain of their responsibilities to the manager, assistant manager and kitchen manager of the restaurant. The initial training period for new employees lasts one to two weeks and is characterized by on-the-job training by a certified unit trainer. All food servers are required to pass a written test examining their knowledge of the menu and operating procedures before they are allowed to serve customers. Ongoing training of employees is the responsibility of each restaurant's general manager.

   Restaurant managers are compensated by means of a base salary and an incentive arrangement pursuant to which they receive additional compensation based on their restaurant's pre-tax earnings. The Company also sponsors contests for general managers based on the achievement of specified sales goals. The Company generally prefers to draw a restaurant's general manager from within the Company's organization. The Company's hourly employees are generally paid at rates ranging from the minimum wage ($2.13 per hour for wait staff) to $9.00 per hour.

   Restaurant Reporting. Each restaurant's general manager is primarily responsible for providing financial and other reports to the Company's management. The general managers prepare weekly reports on daily sales, cash deposits, customer counts, purchases, inventory and labor costs which are reviewed by staff accountants. Monthly profit and loss statements are prepared for each restaurant and reviewed by management. Physical inventory of beef is taken on a daily basis and physical inventories of all other food, beverage and supply items are taken on a bi-weekly basis.

Quality Assurance. The Company has adopted a number of measures to ensure strict compliance with its operating standards and procedures. The Company's senior management monitors each restaurant by reviewing the weekly reports prepared by the Company's general managers and staff accountants, and by making regular visits to and inspections of each restaurant. In order to avoid employee theft, the Company has a strict policy that the back door of each of its restaurants must be locked and secured by an alarm at all times unless a manager is present at the door. The Company also engages an independent service to visit periodically each of the Company's restaurants on an anonymous basis and to submit reports to senior management focusing on factors such as food quality, wait service and cleanliness and to summarize the overall dining experience at each such restaurant.

   Ingredients and Purchasing. As part of its commitment to using fresh, high quality ingredients, the Company purchases only U.S.D.A. choice aged western beef. Steaks are hand cut daily at each restaurant. In order to ensure the uniform quality and freshness of the food served in its restaurants, the Company establishes rigid specifications for all of its meat and produce. The Company monitors the prices and specifications of the products it purchases in order to ensure that it can consistently serve high quality food at competitive prices. The Company currently purchases most of its food products from one supplier, Biggers Brothers, Inc., from whom purchases during 1996 accounted for approximately 90% of the Company's total food and beverage costs and approximately 85% of its total cost of restaurant sales. The Company believes, however, that products of comparable quality are available, or upon short notice can be made available, from alternative suppliers. While food and supplies are shipped directly to the restaurants, invoices for purchases are sent by the supplier to the Company's headquarters in Claremont, North Carolina for payment.

Marketing and Advertising. The Company uses radio advertising in all markets. Most markets are clustered around media centers such as Charlotte, Asheville, and Winston-Salem, North Carolina, Knoxville and Johnson City, Tennessee and Roanoke, Virginia. The Company utilizes billboard advertising for restaurants located in close vicinity to interstate highways. The Company uses aggressive direct local marketing campaigns, including school programs, hotel marketing, charitable and community events. The Company does not advertise in newspapers or by distributing coupons.

Restaurant Industry and Competition

   The restaurant industry generally, and the Company's business specifically, are intensely competitive with respect to concept, price, service, location and food quality and there are many well-established competitors, including a number of other steakhouse and family-oriented restaurants with concepts similar to the Company's, with substantially greater financial and other resources than the Company. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in or decide to enter the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. The Company's revenues are derived primarily from the sale of beef and, therefore, a change in consumer preferences for, or adverse publicity associated with, beef could have an adverse effect on the Company's sales and profitability. In addition, factors such as inflation, increased cost of food, labor and benefits and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants and its ability to expand in particular.

   The Company endeavors to compete with other restaurants primarily on the basis of service, value, location and providing high quality meals in a casual, family-oriented atmosphere. While the Company believes that it competes for customers with a broad variety of other restaurants, there are several restaurant chains, including Rare Hospitality, Inc. and Lone Star Steakhouse & Saloon, Inc., which have restaurant concepts very similar to the Company's and which currently operate in, or may further expand into, the Company's geographic market areas and may be significant competitors.

Employees

   As of January 3, 1997, the Company employed approximately 1,507 persons, of whom 19 were corporate personnel, 131 were restaurant managers or supervisors and approximately 1,357 were hourly employees. Of the 19 corporate employees, 6 were in management and 13 were in administrative positions. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Trademarks

   The Company has registered the service mark SAGEBRUSH STEAKHOUSE & SALOON(r) with the United States Patent and Trademark Office. The Company regards its service mark as having significant value and as being an important factor in the marketing of its restaurants. While the Company is aware of names and marks similar to the service mark of the Company used by other persons in certain geographic areas, it does not believe that such uses will adversely affect the Company. It is the Company's policy to oppose vigorously any infringement of its marks in its marketing area.

Government Regulation and Potential Liabilities

   The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which include alcoholic beverage control, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failing to obtain the required licenses or approvals could delay or prevent the development of new restaurants in particular areas.

   Approximately 9% of the Company's revenues are attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, to county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The loss, lapse or suspension of a restaurant's food or liquor licenses could adversely affect the Company.

   The Company may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance and has never been named as a defendant in a lawsuit involving such a dram-shop statute.

   Although the Company has established and maintains high standards for ingredients and food preparation at its restaurants, the restaurant and food service industry generally is subject to potential liability for injuries to customers resulting from food poisoning or similar causes due to faulty ingredients or inadequate food preparation. Incidents of food poisoning at other restaurants or restaurant chains have adversely affected such restaurants' business and reputation.

   The Company's restaurant operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of the Company's food service and preparation personnel are paid at hourly rates and increases in the federal minimum wage could increase the Company's labor costs.

   The Company's development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental laws and regulations. Compliance with federal, state and local environmental laws has not historically had a significant impact on the Company's capital expenditures, earnings and competitive position.


Item 2 -  Properties.

   The Company, which maintains its executive offices in Claremont, North Carolina, owns and operates 28 restaurants. The Company owns the property upon which its Alcoa, Greenwood, Kernersville, Knoxville and Mount Airy restaurants are located and leases its other restaurant sites. The Company's executive offices and 14 of its restaurants are located on properties owned directly or indirectly by certain shareholders of the Company and are leased to the Company. The Company's remaining 10 restaurants are located on properties owned by unaffiliated parties. The following table sets forth certain information relating to the leases entered into in connection with the Company's facilities:

                                                                                     Approximate
                                    Base Rent                       Approximate         Date of
                                       Per          Basis for          Date of         Expiration
                        Base Rent/  Sq. Foot/    Calculation of     Expiration of     Last Renewal
Location                 Month (1)  Month (2)  Additional Rent (3)  Current Term         Option
Leases with related parties:
Claremont, N.C. (executive
   offices)               $2,300     $0.23             --              (4)                --
Arden, N.C.               $6,500     $1.03     5% of gross sales    May 2004          May 2019
Asheville, N.C. (10)      $5,000     $0.79     5% of gross sales    April 1997        April 2007
Boone, N.C.               $8,000     $0.94     5% of gross sales    May 1997          May 2012
Brevard, N.C.             $4,000     $0.67     5% of gross sales    February 2004     February 2019
Hickory, N.C.             $6,000     $1.20             --           September 2000    September 2005
Hickory, N.C. (Viewmont)  $6,000     $0.86     5% of gross sales    July 1997         July 2012
Johnson City, Tenn.       $8,200     $0.91             --           January 1998      January 2008
Kingsport, Tenn..         $6,000     $1.00     5% of gross sales    December 2003     December 2018
Monroe, N.C.              $6,000     $0.88            (5)           September 2004    September 2019
Morganton, N.C.           $6,000     $0.95     5% of gross sales    February 1998     February 2013
Morristown, Tenn.         $8,000     $0.89     6% of gross sales    November 1997     November 2007
Sevierville, Tenn.        $6,500     $1.44     5% of gross sales    April 2004        April 2019
Statesville, N.C.         $3,500     $0.54             --           October 1997      October 2012
Waynesville, N.C.         $4,000     $0.59             --           December 2003     December 2018
Wilkesboro, N.C.          $5,200     $0.83            (6)           August 2004       August 2019

Leases with unrelated parties:
Clemmons, N.C.            $5,700     $0.84     4% of gross sales    January 2009      January 2019
Colonial Heights, Va.     $6,547     $1.12            (7)           September 2006    September 2016
Gaffney, S.C.             $5,000     $0.63             --           October 2005      October 2015
Gatlinburg, Tenn.         $2,917     $0.43     5% of gross sales    December 1999     December 2009
Lynchburg, Va.            $5,000     $0.56     5% of gross sales    September 2012    September 2012
Rock Hill, S.C.           $3,440     $0.55     5% of gross sales    October 1997      October 2012
Winston-Salem, N.C.       $6,200     $0.95            (8)           August 2000       August 2005

Ground leases with unrelated parties:
Knoxville, Tenn.          $   700     N/A             (9)           December 1999     December 1999
Oak Ridge, Tenn.          $2,645     $0.33     2% of gross sales    February 2004     February 2014
Pigeon Forge, Tenn.       $1,873     $0.42             --           June 1998         June 2008

_____________________
(1) Base rent for the leases generally does not include taxes, utilities or insurance, for which the Company is responsible. Additionally, most of the leases provide either for (a) periodic adjustments in the rent payable based on changes in the prime rate or (b) specified increased payments either during the renewal terms or at other specified times.

(2) Because many of the Company's restaurants are conversions of existing facilities of varying sizes, and because the additional rental payments are based on gross sales and are not necessarily related to restaurant sizes, comparisons of base rents per square foot among restaurants may not be meaningful.

(3) Certain of the leases provide for contingent rental payments based on a percentage of the applicable restaurant's gross sales. The additional rent payable under these leases is generally equal to the difference between the total base rent paid under the lease during the preceding year and the indicated percentage of such restaurant's gross sales for such year.

(4)  This property is leased on a month to month basis.

(5) Under this lease, the Company is required to pay as contingent rent by October 5 of each year an amount equal to 5% of this restaurant's gross sales in excess of $1,440,000 for the twelve-month period ending on September 20 of such year.

(6) Under this lease, the Company is required to pay as contingent rent by August 31 of each year an amount equal to 5% of this restaurant's gross sales in excess of $1,248,000 for the twelve-month period ending on August 16 of such year.

(7) Under this lease, the Company is required to pay as contingent rent each year an amount equal to 3% of this restaurant's gross sales in excess of $2,000,000 for the prior calendar year.

(8) Under this lease, the Company is required to pay as contingent rent by March 1 of each year an amount equal to 5% of this restaurant's gross sales in excess of $1,200,000 for the prior calendar year.

(9) Lease of additional parking area. Under a purchase agreement, the Company is obligated to purchase this property for no greater than $144,000 no later than December 31, 1999.

(10) Restaurant operations closed at the close of business on January 3, 1997.

Item 3 -  Legal Proceedings.

     Not applicable.

Item 4 -  Submission of Matters to a Vote of Security Holders.

        Not applicable.


Part II

Item 5 -  Market for the Registrant's Common Stock and Related Stockholder
Matters.

Market Information

   The common stock of Sagebrush, Inc. is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol SAGE. Stock price quotations can be found in major daily newspapers and the Wall Street Journal. There was no market for the common stock of Sagebrush, Inc. prior to the Company's initial public offering. The stock began trading on January 11, 1996. At March 21, 1997, there were 72 shareholders of record of the Company's Common Stock. The following table shows, for the periods indicated, the high and low sales prices per share for the common stock as reported by Nasdaq.

     1996                High         Low
     First quarter       7 5/8        5 3/4
     Second quarter      9 1/4        6 7/8
     Third quarter       9 1/8        6
     Fourth quarter      7 3/4        5 3/4


Dividends and Dividend Policy

   Prior to its initial public offering, the Company's dividend policy was based primarily on considerations relating to the "S Corporation" status of most of the Related Corporations under Subchapter S of the Internal Revenue Code of 1986 and for state income tax purposes, and to the fact that most of the Related Corporations were capitalized through equity investments with any associated debt being incurred at the shareholder level. As a result of their S Corporation status, the net income of most of the Related Corporations was taxed directly to their shareholders rather than to the respective corporations. Because of these factors, each of the Related Corporations historically distributed all of its net income to its shareholders on a current basis. The Company (including all Related Corporations) paid total cash dividends of $888,000 in 1996 and $3,962,000 in 1995. The S Corporation elections of all applicable Related Corporations were terminated in connection with the Reorganization. Following the Reorganization and termination of such S Corporation elections, the Company has been subject to corporate income taxation as a C Corporation and has not paid dividends as a public company.

   The Company anticipates that for the foreseeable future any earnings will be retained to support the operation and expansion of the Company's business and that it will not pay any cash dividends.

Recent Sales of Unregistered Securities

   In connection with the Reorganization (which was consummated on January 17, 1996), the Company issued 4,500,000 shares of its Common Stock to shareholders of the Related Corporations as part of the consideration for their exchange of the capital stock of the Related Corporations. The 26 shareholders who received such Common Stock in the Reorganization were either directors, prospective directors, executive officers or management employees of the Company, members of their families, or other persons having relationships with the Company or its principals (including a public corporation engaged in the restaurant business and two of its subsidiaries) who were familiar with the business and affairs of the Company, were provided with substantially the same information as would have been provided in a registration statement for such transaction, and acquired such shares solely for investment. Although the Reorganization was contingent upon the closing of the Company's initial public offering, the terms of the Reorganization were agreed to by such shareholders prior to the filing of any registration statement in connection with the Company's initial public offering. Consequently, the Company believes that the issuance of its Common Stock to such shareholders in the Reorganization was exempt from registration under Section 4(2) of the Securities Act of 1933.


Item 6 -  Selected Financial Data.

   The following selected consolidated and combined financial data as of the end of and for each of the fiscal years in the five-year period ended January 3, 1997 are derived from the audited combined financial statements of the Company. The combined selected financial data as of December 27, 1991 and for the year ended were derived from unaudited financial statements. In the opinion of management, such unaudited data reflect all adjustments necessary to reflect properly the financial position and results of operations for the periods presented. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. See "Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters - Dividends and Dividend Policy" for information relating to the Company's declaration of dividends.

(Dollars in thousands except per share data)

                          January 3,  December 29,  December 30,  December 31,  January 1,
Fiscal Year Ended            1997        1995          1994          1993          1993
Selected Income Statement Data:
  Net sales                $ 42,110    $ 34,020     $ 28,664      $ 19,272      $ 10,577
  Net income               $  2,459    $  3,524     $  3,155      $  1,887      $    774
  Net income per share     $    .39

Selected Balance Sheet Data:
  Total assets             $ 17,205    $ 10,820     $  8,736      $  5,577      $  3,574
  Long-term debt, including
     current maturities          -     $  2,188     $  1,387      $  1,028      $    953

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     Since opening the first Sagebrush restaurant in Hickory, North Carolina in October 1990, the Company's operations have grown to include 28 restaurants in North Carolina, South Carolina, Tennessee and Virginia at January 3, 1997. From 1993 to 1996, the Company's revenues increased from approximately $19.3 million to $42.1 million. The rapid growth in the Company's revenues has resulted primarily from an increase in the number of the Company's restaurants. The Company opened three restaurants in 1991, five in 1992, four in 1993, six in 1994, three in 1995 and six in 1996. The Company's operating income has increased from $2.0 million in 1993 to $3.9 million in 1996. The Company believes that these favorable trends in both its revenues and operating income have been achieved as a result of its attracting and retaining experienced employees, implementing an effective management development program and adopting measures to ensure strict compliance with its operating standards and procedures.

     Substantially all of the Company's revenues are derived from restaurant sales with approximately 9% of such revenues attributable to sales of alcoholic beverages.

     Cost of restaurant sales consists of food, beverage and supply costs.

     Labor costs include salaries, wages and benefits of all restaurant level employees.

     Other operating expenses principally consist of restaurant occupancy costs such as rent, utilities, building maintenance, insurance and taxes, as well as equipment rentals and repairs, bank transaction charges and miscellaneous restaurant expenses.

     General and administrative expenses consist of wages for management, supervisory and other corporate personnel, and other personnel costs, costs of advertising and promotions and other expenses.

     Depreciation of property and equipment is provided primarily over the estimated useful lives of the respective assets on a straight-line basis.

     Amortization expense principally includes pre-opening costs which consist of labor costs, costs of hiring and training personnel, and certain other costs relating to opening new restaurants. These costs are capitalized until the restaurant is opened and then amortized over a twelve-month period.

     In connection with the reorganization effected immediately prior to the completion of the initial public offering of Common Stock of Sagebrush, Inc. in January 1996, the S Corporation elections of certain of the Related Corporations were terminated, and salaries payable to certain of the Company's principal executive officers were increased to more representative levels. If the increase in executive salaries had been in effect since the beginning of 1995, expenses would have increased by approximately $500,000 in 1995.

     The following analysis of the financial condition and results of operations of the Company should be read in conjunction with its Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report. Fiscal 1996 and 1992 consisted of 53 weeks and all other fiscal years presented herein consisted of 52 weeks. The Company's fiscal quarters consist of accounting periods of 12, 12, 12 and 16 or 17 weeks, respectively.

Results of Operations

     The following table sets forth for the periods indicated the percentages of revenues - restaurant sales represented by items in the Company's consolidated statements of income.

                                                      Fiscal Year
                                        1991   1992   1993   1994   1995   1996
Revenues - restaurant sales            100.0% 100.0% 100.0% 100.0% 100.0% 100.0%
Operating costs and expenses:
  Cost of restaurant sales              38.8   38.7   38.3   38.0   37.4   36.9
  Labor costs                           28.7   28.0   26.6   26.2   26.3   27.1
  Other operating expenses              14.2   14.3   14.1   14.2   15.4   14.6
  General and administrative expenses   14.7    7.4    7.0    7.0    7.0    8.5
  Depreciation                           3.9    2.0    1.8    1.8    2.2    2.3
  Amortization (principally of
     pre-opening costs)                  2.8    2.5    1.8    1.2    1.0    1.0
  Store closing cost                                                         .4
Total operating costs and   expenses   103.1   92.9   89.6   88.4   89.3   90.8
Operating income (loss)                 (3.1)   7.1   10.4   11.6   10.7    9.2
Other income, net                        3.2     .9     .4     .3     .3     .2
Interest income                                                              .3
Interest expense                        (1.0)   (.7)   (.3)   (.3)   (.4)   (.1)
Income (loss) before income taxes        (.9)   7.3   10.5   11.6   10.6    9.6
Income tax provision                                    .7     .6     .2    3.7
Net income (loss)                        (.9)%  7.3%   9.8%  11.0%  10.4%   5.9%
Pro forma net income (1)                                             5.6%

(1) Includes proforma effects of executive salaries ($500,000) and income taxes ($1.2 million).

     The following table sets forth selected operating data for the periods indicated.

(Dollars in thousands)                           Fiscal Year
                              1991     1992     1993     1994     1995     1996
Restaurants open at the
  beginning of the year          1        4        9       13       19       22
Restaurants opened
  during the year                3        5        4        6        3        6
Restaurants open at the
  end of the year                4        9       13       19       22       28
Restaurant sales            $1,955  $10,577  $19,272  $28,664  $34,020  $42,110
Weighted average sales
    per restaurant          $1,240  $ 1,602  $ 1,746  $ 1,783  $ 1,677  $ 1,726
Weighted average weekly
    sales per restaurant    $ 23.8  $  30.2  $  33.6  $  34.3  $  32.2  $  32.6


     The table below presents a progression of restaurant sales presented by the year in which the Company's restaurants began operations. Results for the first year of each restaurant's operations reflect its sales from the date of opening through fiscal year end.

Restaurant Openings
(Dollars in thousands)
                                   Fiscal Year
Year   Number  1990    1991     1992      1993      1994      1995      1996
1990      1   $ 222  $ 1,225  $  1,681  $  1,873  $  2,094  $  2,110  $  2,126
1991      3              730     4,343     4,886     5,100     5,168     5,200
1992      5                      4,553     8,707     9,008     8,726     8,522
1993      4                                3,806     6,675     6,410     6,452
1994      6                                          5,787     9,419     9,324
1995      3                                                    2,187     4,892
1996      6                                                              5,594
Total    28   $ 222  $ 1,955  $ 10,577  $ 19,272  $ 28,664  $ 34,020  $ 42,110

Fiscal Year 1996 Compared to Fiscal Year 1995

     Revenues. Revenues increased $8.1 million, or 23.8%, from $34.0 million in 1995 to $42.1 million in 1996. This increase resulted from an increase in the number of restaurants operated by the Company from 22 to 28, as well as a slight increase in revenues of .6% for restaurants open over eighteen months.

     Cost of restaurant sales. Cost of restaurant sales increased $2.8 million, or 22.1%, from $12.7 million to $15.5 million, and as a percentage of revenues decreased from 37.4% to 36.9%. This decrease as a percentage of revenues principally resulted from reduced food costs realized from lower market prices and improved purchasing practices.

     Labor costs. Labor costs increased $2.5 million, or 27.6%, from $9.0 million to $11.4 million, principally due to the increase in the number of restaurants. As a percentage of revenues, labor costs increased from 26.3% to 27.1%. The increase is primarily the result of an increase in costs associated with the Company's management training program due to the increased number of restaurant openings in 1996.

     Other operating expenses. Other operating expenses increased $900,000, or 17.2%, from $5.2 million to $6.1 million, and as a percentage of revenues decreased from 15.4% to 14.6%. The improvement as a percentage of sales was due to most operating expenses rising less than the percentage increase in sales and three restaurants being owned rather than leased.

     General and administrative expenses. General and administrative expenses increased $1.2 million, or 50.0%, from $2.4 million to $3.6 million, and as a percentage of revenues increased from 7.0% to 8.5%. Adjusting 1995 general and administrative expenses for the approximately $500,000 increase in executive pay related to the reorganization discussed above, general and administrative expenses for 1995 as a percentage of revenue would have been 8.4%.

     Depreciation. Depreciation increased $215,000, or 28.2%, from $761,000 to $976,000, and as a percentage of revenues increased from 2.2% to 2.3% primarily because of increased investment in property and equipment related to the new restaurants.

     Amortization. Amortization of pre-opening costs increased $121,000, or 38.7%, from $314,000 to $435,000, and as a percentage of revenues remained constant. The increase was due to an increase in the number of restaurants opened in 1996 compared to 1995.

     Store closing cost. During the fourth quarter of 1996, the Company recorded a pre-tax charge of $168,000 relating to the closing of its restaurant in Asheville, North Carolina at the close of business on January 3, 1997. The restaurant was unprofitable and did not meet company operating expectations. The declining sales at this restaurant were primarily attributable to a poor location. The charge includes the expenses of closing and writing down assets to estimated net realizable value.

     Other income. Other income, which principally represents accounting fees charged to certain related non-Sagebrush restaurants, declined due to a decrease in the number of those restaurants.

     Interest income. The Company had interest income during fiscal 1996 as a result of investments of the proceeds from the Company's initial public offering.

     Interest expense. Interest expense decreased $105,000 from $151,000 to $46,000 primarily as a result of a decrease in the Company's borrowings in 1996.

     Income tax provision. The Company's effective tax rate for fiscal 1996 was 39.0%. Prior to January 1996, most of the corporations comprising the Company were S corporations for federal and state income tax purposes, with taxable income allocated to shareholders rather than taxed at the corporate level. All applicable S Corporation elections were terminated in January 1996 in connection with the reorganization effected in connection with the Company's initial public offering. (See Note 7 to the Consolidated Financial Statements)

Fiscal Year 1995 Compared to Fiscal Year 1994

     Revenues. Revenues increased $5.3 million, or 18.7%, from $28.7 million in 1994 to $34.0 million in 1995. This increase resulted from an increase in the number of restaurants operated by the Company from 19 to 22, and was offset slightly by a decrease in revenues of 1.9% in restaurants open for both years. Three of the restaurants experienced revenue decreases significantly greater than the average decrease in restaurants open for both periods. The remaining ten restaurants open for both periods had an average sales growth of .8%.

     Cost of restaurant sales. Cost of restaurant sales increased $1.8 million, or 16.9%, from $10.9 million to $12.7 million, and as a percentage of revenues decreased from 38.0% to 37.4%. This decrease as a percentage of revenues principally resulted from reduced food costs (primarily beef and potatoes) realized from lower market prices and improved purchasing practices, as well as improved security and waste management.

     Labor costs. Labor costs increased $1.4 million, or 19.1%, from $7.5 million to $9.0 million, principally due to the increase in the number of restaurants. As a percentage of revenues, labor costs increased slightly from 26.2% to 26.3%.

     Other operating expenses. Other operating expenses increased $1.1 million, or 29.0%, from $4.1 million to $5.2 million, and as a percentage of revenues increased from 14.2% to 15.4%. This increase as a percentage of revenues principally resulted from certain of the Company's leases with affiliates being amended to conform the terms thereof to the terms of other leases with affiliates and certain third parties, which provide for contingent rental payments based on a percentage of the applicable restaurant's gross sales.

     General and administrative expenses. General and administrative expenses increased $360,000, or 17.8%, from $2.0 million to $2.4 million, and as a percentage of revenues remained constant at 7.0%.

     Depreciation. Depreciation increased $235,000, or 44.6%, from $526,000 to $761,000, and as a percentage of revenues increased from 1.8% to 2.2% primarily because of increased investment in property and equipment.

     Amortization. Amortization of pre-opening costs decreased $38,000, or 10.9%, from $352,000 to $314,000, and as a percentage of revenues decreased from 1.2% to 1.0%.

     Other income. Other income, which principally represents accounting fees charged to certain related non-Sagebrush restaurants, remained constant as a percentage of restaurant sales.

     Interest expense. Interest expense increased $76,000 from $75,000 to $151,000 as a result of the Company's incurring additional indebtedness during late 1994 and early 1995 principally to fund new store openings.

Quarterly Results

     The following table sets forth the Company's revenues, income before income taxes, income before income taxes as a percentage of revenues, and number of restaurants in operation at the end of the period for each quarter of 1995 and 1996. In the opinion of management, the unaudited financial statements from which these data have been derived include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information set forth therein. The Company's fiscal quarters consist of 12, 12, 12 and 16 or 17 weeks, respectively (16 weeks in 1995 and 17 weeks in 1996).

                                       Fiscal 1995                 Fiscal 1996
Quarter:                      First  Second  Third Fourth   First Second  Third   Fourth
(Dollars in thousands)
Revenues - restaurant sales  $7,224 $7,698 $8,460 $10,638  $7,832 $8,932 $10,051 $15,295
Income before income taxes   $  753 $  717 $  916 $ 1,215  $  773 $  998 $ 1,018 $ 1,245
Income before income taxes
  as a percentage of revenues  10.4%   9.3%  10.8%   11.4%    9.9%  11.2%   10.1%    8.1%
Restaurants in operation at
  end of quarter                 19     20     21      22      23     23      26      28

     Quarterly results have been, and in the future are likely to be, substantially affected by the timing of new restaurant openings. Management believes that there is a degree of seasonality in the Company's business with sales being lower in January and February of each year. The first quarter of 1996 was impacted by unusually severe weather in most of the area served by the Company.

Liquidity And Capital Resources

  In January 1996, the Company completed its initial public offering and, after deducting the underwriting discount and expenses of the offering, received approximately $11.1 million in total proceeds (including proceeds received in February 1996 from the underwriter's exercise of its option to purchase additional shares to cover over- allotments). The Company used approximately $5.2 million of the proceeds to fund cash payments to or for the benefit of shareholders of the Related Corporations in connection with the reorganization effected immediately prior to the initial public offering, and approximately $2.2 million of the proceeds to repay indebtedness. The remaining $3.8 million of the proceeds, together with the cash flow from operations, was used to finance the development of additional restaurants and for general working capital purposes.

  At January 3, 1997, the Company had approximately $1.6 million in cash and short term investments, $460,000 in short-term debt and $13.8 million in shareholders' equity. At January 3, 1997, the Company had a revolving credit facility with a commercial bank that provided for borrowings up to $6.0 million (with a participation by another bank for advances over $3.0 million). This facility expired on January 31, 1997 and was renewed through January 31, 1998 to provide for borrowings of up to $3.0 million (without any other bank participation). Advances under the line of credit are unsecured, limited to short-term working capital purposes and bear interest at the bank's prime rate. At January 3, 1997, $460,000 was outstanding under the line, which was also the maximum amount outstanding during fiscal 1996. (See Note 4 to the Consolidated Financial Statements)

  The Company primarily requires capital for the development and opening of new restaurants. Prior to the Company's initial public offering, the Company financed most of its capital expenditures with cash provided by operating activities, proceeds from the issuance of common stock of the Related Corporations, and from other shareholder contributions.

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

  The Company currently plans to open approximately eight restaurants in 1997. The Company now operates 28 restaurants in North Carolina, South Carolina, Tennessee and Virginia. Fiscal 1996 fourth quarter restaurant openings were in Colonial Heights, Virginia and Greenwood, South Carolina. The Company opened a restaurant in Mount Airy, North Carolina on January 14, 1997, and construction has started on restaurants in Salisbury and Lenoir, North Carolina, and Roanoke, Virginia.

  The Company has historically established most of its restaurants by leasing and renovating existing facilities to the Sagebrush concept. In 1996, the Company established two of its six new restaurants by purchasing land and building a new restaurant. The remaining four restaurants were established by renovating existing facilities, one of which was purchased and the remaining three leased. The Company anticipates, however, that a higher proportion of new restaurants in the future will be acquired by purchasing land and building a new restaurant due to the increased difficulty of finding suitable buildings in desirable locations that can be leased and renovated. The Company's cost of opening a restaurant when the Company leases and renovates an existing building is approximately $500,000, including the costs of renovating the facility, purchasing necessary equipment and training personnel. The Company's cost of building a restaurant on land the Company purchases ranges from $1.2 million to $1.6 million, with the largest variance related to the cost of land. Assuming that the Company opens a total of 8 restaurants in 1996 (and that five or six of such restaurants involve purchasing land and building a new facility and two or three are established by leasing and renovating an existing facility), management expects capital expenditures to range from $9.0 million to $11.0 million. Management believes that available cash, cash generated by operations and available borrowings under the Company's $3.0 million line of credit together with the real estate secured borrowings described below will be adequate to fund the Company's working capital and capital expenditure requirements through the end of 1997. Management expects to finance part of the cost of establishing new restaurants opened on real property purchased by the Company by borrowings from commercial banks secured by such real property. In the event the Company's operating results fall short of its projections or the borrowings described above are insufficient to fund its capital expenditure requirements, the Company could be required to seek additional financing. For any such additional financing, the Company will consider borrowings from commercial lenders and other sources of debt financing as well as equity financing. No assurance can be given, however, that the Company will be able to obtain any such additional financing when needed upon terms satisfactory to the Company.

Inflation

  The impact of inflation on food, labor, equipment, land and construction costs could affect the Company's operations. A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws. In addition, most of the Company's leases require the Company to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. The Company may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants. Management believes that inflation has had no significant impact on costs during fiscal 1995 or 1996, primarily because the largest single item of expense, food costs, has remained relatively stable during this period. Additionally, the increase in the minimum wage has had little effect since the rate paid to servers, the largest group of the Company's employees subject to minimum wage, was unchanged.

Impact of Recently Issued Accounting Pronouncements

  The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of," during 1996. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Management has reviewed all long-lived assets as of January 3, 1997 and believes that the carrying amounts reported in the balance sheet represent the amounts expected to be recovered over the remaining useful lives of those assets.

  In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement is generally effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Management believes that the implementation of the Statement will not have any material impact on the Company's financial position or results of operations.

Cautionary Statement as to Forward Looking Information

  Statements contained in this report as to the Company's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for the future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include, without limitation: the significant effect on the Company's results of operations that one or several of its restaurants could have were it or they to be unsuccessful; adverse changes in economic, weather or other conditions in the relatively small geographic area in which the Company's restaurants are located; risks associated with the Company's expansion strategy, including those associated with locating appropriate restaurant sites, establishing restaurants at those locations, hiring and training sufficiently skilled management and other personnel, securing required governmental approvals and permits, and obtaining adequate financing; increased competition; adverse changes in consumer preferences for, or adverse publicity associated with, beef; increased food costs; adverse changes in the availability of supplies; adverse changes in governmental regulation relating to the Company's business; the loss or suspension of any of the Company's licenses or permits; the loss of the services of any of the Company's key management or other personnel; and other factors that generally effect the Company's operations and the restaurant industry in general. Item 8 - Financial Statements and Supplementary Data.

Independent Auditors' Report

To the Board of Directors and Shareholders of Sagebrush, Inc.:

We have audited the accompanying consolidated balance sheets of Sagebrush, Inc. and subsidiaries (the "Company") as of January 3, 1997 and December 29, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 3, 1997. As discussed in
Note 1, the financial statements as of December 29, 1995 and for each of the two fiscal years in the period then ended include the combined accounts of several commonly owned corporations which became wholly-owned subsidiaries of Sagebrush, Inc. in January, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at January 3, 1997 and December 29, 1995, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Hickory, North Carolina
February 27, 1997


SAGEBRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 3, 1997 and December 29, 1995

                                                        January 3,  December 29,
                                                           1997         1995
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents  (Note 2)                  $ 1,570,515  $ 2,145,809
  Related party receivables  (Note 6)                       24,175      127,423
  Other receivables                                        250,761       58,870
  Inventories  (Note 2)                                    495,848      411,675
  Pre-opening costs, net  (Note 2)                         509,210      131,434
  Prepaid and other current assets  (Note 1)                80,613      370,390
    Total current assets                                 2,931,122    3,245,601

PROPERTY AND EQUIPMENT, NET  (Notes 2 and 3)            14,262,732    7,562,432
OTHER ASSETS                                                11,293       12,266

TOTAL ASSETS                                           $17,205,147  $10,820,299

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable to bank  (Note 4)                        $  460,000  $      -
  Accounts payable(including $115,094 at January 3, 1997
    and $98,724 at December 29, 1995 to related parties) 1,688,867    1,220,206
  Accrued salaries                                         283,467      414,625
  Taxes other than income                                  313,010      188,338
  Other accrued liabilities                                462,807      463,893
Total current liabilities                                3,208,151    2,287,062

LONG-TERM DEBT  (Notes 4 and 6) (including
    $4,822 at December 29, 1995 to related parties)            -      2,187,909
DEFERRED INCOME TAXES  (Note 7)                            208,471          549
  Total liabilities                                      3,146,622    4,475,520

SHAREHOLDERS' EQUITY (Note 1):
  Common stock  ($1.00 par value; 50,000,000 shares
    authorized; 6,300,000 shares issued and outstanding
    at January 31, 1997)                                 6,300,000          -
  Common stock of combined companies                           -        535,202
  Additional paid-in capital                             7,369,068    7,261,164
  Retained earnings (deficit)                              119,457   (1,451,587)
    Total shareholders' equity                          13,788,525    6,344,779

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $17,205,147  $10,820,299

See accompanying notes to consolidated financial statements.


SAGEBRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years Ended January 3, 1997, December 29, 1995 and December 30, 1994

                                                                 Year Ended
                                                   January 3,   December 29, December 30,
                                                      1997         1995         1994
REVENUES - restaurant sales                      $ 42,110,051  $ 34,019,810  $ 28,664,211

OPERATING COSTS AND EXPENSES  (Notes 5 and 6)
  Cost of restaurant sales                         15,546,906    12,732,990    10,888,664
  Labor costs                                      11,422,845     8,953,428     7,519,222
  Other operating expenses (including $2,090,560,
    $1,926,178 and $990,979 for fiscal years 1996,
    1995 and 1994, respectively, paid to related    6,133,256     5,233,973     4,055,921
  General and administrative expenses               3,560,928     2,373,978     2,014,452
  Depreciation                                        975,827       760,881       526,328
  Amortization (principally of pre-opening costs)     435,238       313,780       352,040
  Store closing cost                                  167,890           -             -

    Total operating costs and expenses             38,242,890    30,369,030    25,356,627

OPERATING INCOME                                    3,867,161     3,650,780     3,307,584

OTHER INCOME (received from related parties) (Note 6)  84,150       101,175        84,957

INTEREST INCOME                                       128,826           -             -

INTEREST EXPENSE                                      (45,609)     (150,980)      (74,915)

INCOME BEFORE INCOME TAXES (Note 7)                 4,034,528     3,600,975     3,317,626

INCOME TAX PROVISION                               (1,575,296)      (76,915)     (163,052)

NET INCOME                                       $  2,456,232  $  3,524,060  $  3,154,574

NET INCOME PER SHARE                             $       0.39

WEIGHTED AVERAGE SHARES OUTSTANDING                 6,288,949

PRO FORMA - UNAUDITED:  (Note 11)
  Historical income before income taxes                        $  3,600,975
  Pro forma adjustment for compensation                            (500,000)
  Pro forma income before income taxes                            3,100,975
  Pro forma income taxes                                         (1,209,380)
  Pro forma net income                                         $  1,891,595
  Pro forma net income per share                               $       0.35
  Pro forma weighted average shares outstanding                   5,462,748

See accompanying notes to consolidated financial statements.


SAGEBRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Fiscal Years Ended January 3, 1997, December 29, 1995 and December 30, 1994

                          Additional
                            Common   Paid-in
                            Stock    Capital   Deficit    Total
BALANCE AT DECEMBER 31, 1993           $   210,200  $ 3,572,386  $ (604,168) $  3,178,418

Issuance of common stock                   245,000    2,205,000                 2,450,000
Capital contributions                                   294,468                   294,468
Net income                                                        3,154,574     3,154,574
S Corporation distributions and dividend                         (3,563,663)   (3,563,663)

BALANCE AT DECEMBER 30, 1994               455,200    6,071,854  (1,013,257)    5,513,797

Issuance of common stock                    80,002      925,000                 1,005,002
Capital contributions                                   264,310                   264,310
Net income                                                        3,524,060     3,524,060
S Corporation distributions and dividend                         (3,962,390)   (3,962,390)

BALANCE AT DECEMBER 29, 1995               535,202    7,261,164  (1,451,587)    6,344,779

Payments to and exchanges with
 shareholders related to reorganization  3,964,798   (9,117,298)               (5,152,500)
Net proceeds of public offering          1,800,000    9,225,202                11,025,202
Net income                                                        2,459,232     2,459,232
S Corporation distributions and dividend                           (888,188)     (888,188)

BALANCE AT JANUARY 3, 1997             $ 6,300,000  $ 7,369,068  $  119,457  $ 13,788,525

See accompanying notes to consolidated financial statements.


SAGEBRUSH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Fiscal Years Ended January 3, 1997 and December 29, 1996

                                                              Year Ended
                                                January 3,   December 30,  December 29,
                                                   1997         1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $ 2,459,232   $ 3,524,060   $ 3,154,574
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation                                      975,827       760,881       526,328
 Amortization (principally of pre-opening costs)   435,238       313,780       352,040
 Changes in operating assets and liabilities
   providing (using) cash:
   Receivables                                     (61,643)       52,925       (83,446)
   Inventories                                     (84,173)      (36,385)     (156,814)
   Pre-opening costs                              (813,014)     (225,845)     (442,562)
   Deferred income tax                             207,922       (21,961)        1,804
   Trade accounts payable and
     other accrued liabilities                     461,809       474,946       462,563
   Total adjustments                             1,015,807       946,277       712,786
     Net cash provided by operating activities   3,475,039     4,470,337     3,867,360

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures (including $931,879,
   $287,368 and $397,438 in fiscal years
   1996, 1995 and 1994, respectively, paid
   to related parties)                          (7,676,127)   (2,311,057)   (2,479,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt                    460,000     1,329,629       262,000
 Repayment of debt                              (2,187,909)     (529,163)     (202,588)
 Purchase of assets related to reorganization   (1,652,500)          -             -
 Cash paid to shareholders related to
   reorganization                               (3,500,000)          -             -
 S Corporation distributions and dividends paid   (888,188)   (3,962,390)   (3,563,663)
 Proceeds of issuance of common stock           11,394,391           -             -
 Capital contributions                                 -       1,506,312     2,725,468
   Net cash provided by (used in)
     financing activities                        3,625,794    (1,655,612)     (778,783)

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                          (575,294)      503,668       608,976
CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                         2,145,809     1,642,141     1,033,165
CASH AND CASH EQUIVALENTS
    AT END OF YEAR                             $ 1,570,515   $ 2,145,809   $ 1,642,141

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                         $    45,609   $   147,810   $    74,915
Cash paid for income taxes                     $ 1,496,642   $   132,088   $   176,489

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Sagebrush issued common stock in exchange for notes receivable of $27,000 and
     $264,000 in fiscal 1995 and 1994, respectively.
Sagebrush acquired land in fiscal 1994 in exchange for cash of $85,000 and a note payable of $300,000.

See accompanying notes to consolidated financial statements.


SAGEBRUSH, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 3, 1997, December 29, 1995 and December
30, 1994

NOTE 1 - Basis of Presentation and Initial Public Offering of Common
Stock

The consolidated financial statements as of and for the year ended January 3, 1997 ("Fiscal 1996") include the accounts of Sagebrush, Inc. and its subsidiaries (the "Company"), all of which are wholly owned. The financial statements as of and for the years ended December 29, 1995 ("Fiscal 1995") and December 30, 1994 ("Fiscal 1994") represent combined financial statements of Sagebrush, Inc. and affiliated companies prior to the reorganization discussed below. All intercompany accounts and transactions have been eliminated in the consolidated/combined financial statements.

The combined financial statements for Fiscal 1995 and 1994 include the accounts of Sagebrush, Inc., and 22 corporations operating restaurants (the "Restaurant Corporations") under the name of "Sagebrush Steakhouse and Saloon." In addition, to the extent considered attributable to "Sagebrush Steakhouse and Saloon" restaurants, the combined financial statements include the accounts of Connor Management, Inc. ("Connor Management"), which provided development, management and administrative services to the Restaurant Corporations and to certain other corporations operating other restaurants. The Restaurant Corporations and Connor Management are collectively referred to as the "Related Corporations." In connection with Sagebrush's initial public offering in January 1996, a reorganization was effected which resulted in the Related
Corporations becoming wholly-owned subsidiaries of, or transferring all of their assets to, Sagebrush, Inc., with shareholders of such corporations becoming shareholders of Sagebrush, Inc. The combination was accounted for at historical cost in a manner similar to a pooling-of-interests due to the entities being under common management and control and the absence of significant monetary consideration to the shareholders. The Restaurant Corporations and the applicable operations and accounts of Connor Management, Inc., as well as Sagebrush, Inc., are collectively referred to herein as the "Company."

This reorganization was effected immediately prior to the initial public offering of common stock of Sagebrush, Inc. in January 1996. In conjunction with the reorganization of the Related Corporations, Sagebrush completed the initial public offering of its Common Stock, selling 1,700,000 shares in January 1996 and 100,000 shares in February 1996 upon the underwriter's exercise of its over-allotment option. Net proceeds from the offering were $11,025,000. A portion of the net proceeds were used to repay corporate indebtedness (see Note
4) and to fund cash payments to or for the benefit of current shareholders in connection with the reorganization. The remaining portion of the net proceeds has been used to finance the development of additional restaurants and for other general corporate purposes.

In connection with the reorganization, the shareholders of the Related Corporations (other than those formed to operate the Gatlinburg, Kernersville and Gaffney restaurants) contributed their capital stock in these corporations to Sagebrush, Inc. for an aggregate of 4,500,000 shares of Sagebrush, Inc. common stock and cash of $3.5 million. As a result of the reorganization, shareholders of these corporations became the shareholders of Sagebrush, Inc., owning all 4,500,000 shares of its common stock outstanding immediately prior to its initial public offering. Proceeds of the initial public offering were also used to purchase the assets of the Gatlinburg, Kernersville and Gaffney restaurants for a total consideration of approximately $1.7 million, which represents the historical cost of such assets. The accounts of the Gatlinburg, Kernersville and Gaffney restaurants, opened in April, June and December of 1995, respectively, are included in the combined financial statements as of and for the year ended December 29, 1995. In connection with the reorganization and the completion of the public offering, the following structural and organizational changes were effected: (i) the Related Corporations formerly operating as S Corporations became subject to corporate income taxation as C Corporations and (ii) salaries payable to certain executive officers were adjusted to more representative levels as a result of the termination of the S Corporation elections and the elimination of the related distributions.

Costs associated with the public offering were offset against proceeds from the sale of stock. Such costs incurred prior to December 29, 1995 totaled $369,000 and have been included in prepaid and other current assets on the balance sheet as of that date.

In September 1996, in order to streamline the Company's operations and organizational structure, Sagebrush, Inc. caused, among other things, (a) the assets and liabilities of the North Carolina Restaurant Corporations to be transferred in liquidation to a North Carolina limited liability company, (b) the assets and liabilities of the South Carolina Restaurant Corporations to be transferred in liquidation to a South Carolina limited liability company, (a) the assets and liabilities of the Tennessee Restaurant Corporations to be transferred to a Delaware limited partnership, and (d) Sagebrush of Virginia, Inc. (which owned and operated all of the Company's Virginia restaurants) and Connor management to be liquidated into Sagebrush, Inc.

Certain information concerning the corporations included in the combined financial statements follows:

                                  Common Stock of Combined Companies
                                                    Shares issued as of
                                   Commencement         December 29,
Entity                             of Operations             1995
Sagebrush, Inc.                                                 2
Connor Management, Inc.                                     1,000
Tumbleweed, Inc.                     Oct 1990                 100
Tumbleweed of Pigeon Forge, Inc.     Sep 1991              10,000
Tumbleweed of Statesville, Inc.      Oct 1991                 100
Oak Ridge Foods, Inc.                Nov 1991              10,000
Knoxville Foods, Inc.                Feb 1992               1,000
Sagebrush of Asheville, Inc.         Apr 1992               1,000
Sagebrush of Boone, Inc.             Jun 1992               1,000
Viewmont Foods, Inc.                 Jul 1992               1,000
Sagebrush of Rock Hill, Inc.         Dec 1992              30,000
Kingsport Foods, Inc.                Feb 1993              10,000
Sagebrush of Morganton, Inc.         Mar 1993              35,000
Sagebrush of Winston, Inc.           Sep 1993              35,000
Sagebrush of Clemmons, Inc.          Dec 1993              40,000
Sagebrush of Waynesville, Inc.       Jan 1994              35,000
Sagebrush of Brevard, Inc.           Mar 1994              40,000
Sagebrush of Sevierville, Inc.       May 1994              35,000
Sagebrush of Arden, Inc.             Aug 1994              40,000
Sagebrush of Wilkesboro, Inc.        Sep 1994              40,000
Sagebrush of Monroe, Inc.            Dec 1994              40,000
Gatlinburg Foods, Inc.               Apr 1995              40,000
Forsyth Land Company                 Jun 1995              50,000
Sagebrush of Gaffney, Inc.           Dec 1995              40,000
      Total                                               535,202

All shares are recorded at a par or stated value of $1.

At December 29, 1995, the Related Corporations had varying percentages of common ownership with five individuals and one corporation (and its subsidiaries) having direct and indirect ownership interest in all of the Related Corporations in amounts greater than 50%.

In November 1995, the Company amended and restated its articles of incorporation to authorize the issuance of up to 50,000,000 shares of common stock and 10,000,000 shares of preferred stock in one or more series, with such preferences, limitations and relative rights as will be determined by the Board of Directors at the time of issuance. No shares of preferred stock have been issued.


NOTE 2 - Summary of Significant Accounting Policies

Fiscal Year - The Company's fiscal year ends on the Friday nearest December 31. Fiscal 1996 includes 53 weeks, Fiscal 1995 and Fiscal 1994 include 52 weeks. Quarterly results are presented based on 12, 12, 12 and 16 or 17 week quarters.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories - Inventories, representing food items and supplies, are stated at the lower of cost (first-in, first-out) or market.

Pre-opening Costs - Labor costs and costs of hiring and training personnel and certain other direct costs related to opening new restaurants are capitalized until the restaurant is opened and then amortized over a twelve month period.

Property and Equipment - Property and equipment are stated at cost. Expenditures for maintenance and repairs which do not significantly extend the useful lives of assets are charged to earnings; additions, betterments and interest costs incurred during construction are capitalized. Gains and losses on dispositions are charged or credited to operations.

Depreciation of property and equipment is provided primarily over the estimated useful lives of the respective assets on a straight-line basis. Generally, the depreciable lives are the shorter of 15 years or the term of the related land leases for buildings, 15 years for land improvements, and five to seven years for furniture and equipment. Leasehold improvements are amortized over the shorter of 15 years or the maximum term of the related lease.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'" which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company has evaluated the carrying values of its long-lived assets in operations based on the criteria set forth in this statement and has determined that no writedown for impairment is necessary as of January 3, 1997.

Costs and Expenses - The principal costs and expenses of the Company's operations include (i) cost of restaurant sales, which consists principally of food, beverage and supply costs, (ii) labor costs, which consist primarily of wages for wait staff and food preparers, (iii) other operating expenses, which principally consist of occupancy costs such as rent, utilities, building maintenance, insurance and taxes, as well as equipment rentals and repairs, bank transaction charges and miscellaneous restaurant expenses, and (iv) general and administrative expenses, consisting of wages for management, supervisory and other corporate personnel and other personnel costs, costs of advertising and promotions and other expenses.

Advertising - The Company expenses the production cost of advertising as incurred. Advertising expense was $619,000 in fiscal 1996, $515,000 in fiscal 1995 and $310,000 in fiscal 1994.

Income Taxes - Prior to Fiscal 1996, nineteen of the Restaurant Corporations and Connor Management were S Corporations for purposes of the Internal Revenue Code. These S Corporations were exempt from Federal and state income taxes, and applicable taxable income or loss was allocated to the shareholders. The remaining three Restaurant Corporations, all of which began operations in 1992, were C Corporations. For the C Corporations and Sagebrush, Inc., income taxes were provided for temporary differences between the tax and financial accounting bases of assets and liabilities using the asset and liability method. The tax effects of such differences are reflected in the balance sheet using the enacted tax rates expected to apply in the period in which the differences reverse (See Note 7).

Beginning in Fiscal 1996, all of the former S Corporations converted to C Corporations and income taxes are provided using the asset and liability method discussed above.

Fair Value of Financial Instruments - The carrying amounts of the
Company's financial instruments approximate their fair values due to short terms to maturity (including debt which was repaid in January 1996 from the proceeds of the public offering).

Earnings Per Share - Earnings per share are calculated on the weighted average shares of common stock and dilutive common stock equivalents.


NOTE 3 - Property and Equipment

The major components of property and equipment are as follows:

                                      January 3,  December 29,
                                         1997         1995

Land                             $   2,329,338   $   385,943
Land improvements                      402,050       210,137
Buildings                            3,392,287     1,746,681
Leasehold improvements               4,739,772     3,530,624
Machinery and equipment              3,706,605     2,593,290
Furniture and fixtures               1,785,906     1,136,240
Construction in progress               852,154           -

Total Cost                          17,208,112     9,602,915
Less accumulated depreciation        2,945,380     2,040,483
Property and equipment, net       $ 14,262,732   $ 7,562,432


NOTE 4 - Financing Arrangements

During Fiscal 1996, the Company had a commitment from a commercial bank for a revolving credit facility providing for borrowings of up to $6.0 million (with a participation by another bank for advances over $3.0 million). Advances under the line were unsecured and limited to short-term working capital purposes. The facility expired on January 31, 1997.

Borrowings under this line of credit as of January 3, 1997 totaled $460,000, which was also the maximum amount outstanding during Fiscal 1996. The average amount outstanding during Fiscal 1996 was $102,426. Both the interest rate at January 3, 1997 and the weighted average rate for Fiscal 1996 were 8.25%.

In January 1997, the Company obtained a commitment from a commercial bank for a revolving credit facility providing for borrowings of up to $3.0 million. Advances under the line will be unsecured and limited to short-term working capital purposes. The facility will expire on January 31, 1998 and the interest rate for borrowings will be the bank's prime rate.

All long-term debt existing at December 29, 1995, was paid off at face value subsequent to December 29, 1995 using proceeds from the public offering of common stock. Accordingly, at December 29, 1995, current maturities of long-term debt of $907,002 were classified as long-term debt due to the Company's intention and ability to refinance such debt with equity securities.

Debt with originally scheduled maturities as of December 29, 1995, was as follows:

            Installments              Final        December 29,
Payee          Payable      Rate     Maturity         1995

Bank           Monthly   Prime + 1%    2004      $    381,468
               Monthly   Prime - 1%    2006           273,309
               Monthly   Prime + 1%    1995            29,606
               Monthly   Prime + 1%    1997            30,522
               Monthly   Prime + .5%   1997           147,134
               Monthly   Prime + .5%   1996           643,314
               Monthly       9%        2000           389,646
Related party  Monthly   Prime + 1%    1996             4,822
Other          Monthly       8%        1999           288,088
Total                                             $ 2,187,909

The applicable prime rate at December 29, 1995 was 8.5%.

NOTE 5 - Leased Properties

Certain premises occupied by the Company are under operating leases with terms expiring from 1997 through 2012. Two of the restaurants are in buildings owned by the Company and located on land that is leased; the Company owns both the building and land for four of the restaurants; the remaining restaurant buildings and land are leased. Most of the leases are with related parties (Note 6).

The leases have remaining renewal clauses, exercisable at the option of the lessee, of one to 15 years, some of which provide for increased rents. Certain of the leases are for equipment as well as for premises. In addition, certain leases contain provisions providing for contingent rentals based on a percentage of gross sales or for scheduled increases in base rents.

Future minimum rental payments required under operating leases are summarized as follows:

Fiscal Year
1997                         $ 1,396,191
1998                             990,378
1999                             968,603
2000                             879,890
2001                             776,290
Thereafter                     3,264,883
 Total                       $ 8,276,235

Rental expense charged to operations was $1,663,579, $1,434,154 and $1,085,628 (which includes contingent rentals of $197,760, $162,915 and $59,034) in fiscal 1996, 1995 and 1994, respectively.

NOTE 6 - Transactions with Related Parties

The Company has transactions, in the normal course of business, with certain related individuals and with certain corporations in which the Company's principal shareholders have a substantial direct or indirect ownership interest. These transactions are summarized below:
                                     January 3, December 29, December 30,
                                        1997       1995         1994
During the Year
Rents paid (Note 5)               $ 1,133,875  $ 1,002,283  $ 792,463
Equipment and supply purchases      1,083,281      492,125    397,438
Insurance expenses                    708,780      685,584    664,851
Store decorating costs paid            96,503       37,399     55,294
Fees received for accounting services
     provided to other restaurants     80,950       83,025     73,625

End of Year
Receivables from shareholders (all paid subsequently)
-                                      27,000
Other related party receivables        24,175      100,423
Accounts payable                      115,094       98,724
Notes payable (Note 4)
-                                       4,822

Other related party receivables primarily consist of receivables from other restaurants managed by Connor Management, Inc.


NOTE 7 - Income Taxes

Prior to Fiscal 1996, income taxes have been provided for the three C Corporations (see Note 2). Deferred income taxes for the three C Corporations, arising principally from loss carryforwards and the temporary differences in book and tax depreciation, were not material in any of the years presented prior to Fiscal 1996. See Note 10 for discussion of pro forma income taxes. The tables below present information related to the income tax provision for Fiscal 1996.

                             Fiscal 1996
                          Amount          %
Statutory rate reconciliation

Pre-tax earnings            $4,034,528 100.0%
Federal income tax at
  statutory rate             1,371,740  34.0
State income taxes-net of
  federal tax benefit          185,812   4.6
Other                           17,744    .4
Total income tax provision  $1,575,296  39.0%

Components of income tax provision
Current
  Federal                   $1,015,128  64.4%
  State                        209,931  13.4
Total Current                1,225,059  77.8
Deferred
  Federal                      294,296  18.7
  State                         55,941   3.5
Total Deferred                 350,237  22.2
Total Income Tax Provision  $1,575,296 100.0%


The tax effect of cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at January 3, 1997, are as follows:

                                          January 3, 1997
                                     Assets  Liabilities   Total
Excess Tax Over Book Depreciation       -     $(288,158)  $(288,158)
Pre-opening costs                       -       (30,875)    (30,875)
Basis write-up, reorganization      116,679         -       116,679
Other, Net                              -        (6,117)     (6,117)
  Total                            $116,679   $(325,150)  $(208,471)

Management has evaluated the realizability of the deferred tax asset and believes that no valuation allowance is necessary at January 3, 1997

NOTE 8 - Employee Stock Option Plan

The Company adopted a stock option plan which became effective as of the closing date of the public offering. The plan allows for incentive and non-qualified stock options and stock appreciation rights to be granted to those key employees that the Compensation Committee of the Board of Directors may select. A total of 600,000 shares of common stock have been reserved for issuance upon exercise of the options to be granted. Options granted may have a maximum term of ten years and may be granted until November 1, 2005. At January 3, 1997, there were 241,000 shares available for grant. Option information is summarized as follows:

                                                           Option Price
                                       Shares               per Share
Outstanding December 29, 1995              -                    -
  Granted in Fiscal 1996               387,500               $8.875
  Canceled or expired in Fiscal 1996   (28,500)              $8.875
Outstanding January 3, 1997            359,000               $8.875

All options granted are incentive stock options with the option price no less than the fair market value of the common stock on the date of grant. Options begin vesting two years after the grant date and are fully vested after five years. The outstanding stock options at January 3, 1997 have a weighted average exercise price of $8.875 and a weighted average contractual life of 9 1/2 years.

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock options granted. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for the awards under those plans consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company's pro forma net income and net income per share for the year ended January 3, 1997 would have been $2,356,000 and $.37, respectively.

The fair value of options granted under the Company's stock option plan during Fiscal 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 25%, risk free interest rate of 6.5%, and expected lives of 4 1/2 years. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts.

NOTE 9 - Employee Health Insurance Benefits

The Company provides employee health insurance benefits under a 419(e) trust arrangement. These benefits are partially funded by the Company. The Company has $25,000 per participant and $1,000,000 annual aggregate stop loss coverage on group medical claims with an insurance carrier. A third-party administrator handles all claims. The Company's contributions to this plan were approximately $121,000, $121,000 and $120,000 in fiscal 1996, 1995 and 1994, respectively.

The Company provides no post-retirement or post-employment benefits.


NOTE 10 - Commitments, Contingencies and Litigation

See Note 5 concerning commitments related to lease agreements.

The Company had a purchase commitment of approximately $400,000 as of January 3, 1997 for construction of a restaurant in Salisbury, NC.

The Company knows of no material pending legal proceedings to which the Company or any of its subsidiaries or related companies is a party.


NOTE 11 - Pro Forma Data (Unaudited)

In connection with the reorganization described in Note 1, certain of the Restaurant Corporations and Connor Management became wholly-owned subsidiaries of Sagebrush, Inc. and terminated their elections to be treated as S Corporations. The Related Corporations distributed all S Corporation earnings through the date of such termination from available cash and, as stated in Note 1, Sagebrush, Inc. paid approximately $5.2 million of the proceeds from the offering to or for the benefit of its current shareholders as part of the reorganization.

Pro forma net income reflects an anticipated increase in compensation expense and the application of corporate income taxes to pro forma income before income taxes at an effective tax rate of 39% of $500,000 and $1,200,000, respectively, which reflects the estimated combined federal and state income tax rate.

Pro forma net income per share is calculated as if all shares of Sagebrush, Inc. common stock outstanding immediately prior to the offering (4,500,000) were outstanding since December 31, 1994 and include additional shares (962,748) issued at the offering price of $7.00 per share, reduced by offering expenses and underwriting discounts of 11.1%, to fund the distribution of S Corporation earnings undistributed at December 29, 1995 and the $5.2 million referred to above.


*****
Item 8 -  Selected Quarterly Data.
(Unaudited)

Fiscal 1996
Quarter ended              March 22  June 14  September 6  January 3
  Net sales                $7,832    $8,932     $10,051     $15,295
  Operating income            758       933         970       1,206
  Net income                  479       619         631         730
  Net income per share     $  .08    $  .10     $   .10     $   .12

Fiscal 1995
Quarter ended              March 24  June 16  September 8  December 29
  Net sales                $7,224    $7,698      $8,460     $10,638
  Operating income            761       724         939       1,227
  Net income                  721       702         907       1,194

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       Not applicable.


Part III

Item 10 -  Directors and Executive Officers of the Registrant.

   Reference is made to "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the definitive Proxy Statement which will be filed with the Commission no later than May 2,1997 and is hereby incorporated by reference.

Item 11 -  Executive Compensation.

   Reference is made to "Executive Compensation", "Director Compensation", "Board of Directors Report on Executive Compensation", "Shareholder Return Performance Graph" and "Compensation Committee Interlocks and Insider Participation" included in the definitive Proxy Statement which will be filed with the Commission no later than May 2,1997 and is hereby incorporated by reference.

Item 12 -  Security Ownership of Certain Beneficial Owners and
        Management.

   Reference is made to "Principal Shareholders and Holdings of Management" and "Election of Directors" included in the definitive Proxy Statement which will be filed with the Commission no later than May 2,1997 and is hereby incorporated by reference.

Item 13 -  Certain Relationships and Related Transactions.

   Reference is made to "Compensation Committee Interlocks and Insider Participation" included in the definitive Proxy Statement which will be filed with the Commission no later than May 2,1997 and is hereby incorporated by reference.

                               Part IV

Item  14  -  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    a)  1. Financial Statements

The following financial statements of the Company are included at pages 22 to 35 hereof.

     Independent Auditors' Report

     Consolidated Balance Sheets as of January 3, 1997 and
     December 29, 1995

     Consolidated Statements of Income for the Fiscal Years Ended January 3, 1997, December 31, 1995 and December 30, 1994

     Consolidated Statements of Shareholders' Equity for the Fiscal
     Years Ended January 3, 1997, December 31, 1995 and December 30, 1994

     Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 1997, December 31, 1995 and December 30, 1994

     Notes to Consolidated Financial Statements

2. Financial Statement Schedules

   Schedules are omitted because of the absence of conditions under which they are required or because information required is included in financial statements or the notes thereto.

3. Exhibits

(3.1)   Amended and Restated Articles of Incorporation of the Company (filed as
        Exhibit 3.1 to the Company's Registration Statement on Form S-1
        No. 33-98914) and incorporated by reference herein).

(3.2) Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 33-98914) and incorporated by reference herein).

(10.1) Agreement dated as of March 16, 1992 by and between the Company and Biggers Brothers, Inc. (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-98914) and incorporated by reference herein).

(10.2) 1995 Stock Option Plan (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-98914) and incorporated by reference herein).*

(10.3)  Form of restaurant lease with related parties.

(10.6) Letter of Agreement dated January 28, 1997 between Peoples Bank and the Company.

(10.7)  Note dated January 31, 1997 between Peoples Bank and the Company.

(21)    Subsidiaries of the Company.

(27)    Financial Data Schedule. (filed in electronic format only)

________________
* Management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K.

   There were no reports on Form 8-K filed by the registrant during the last quarter of the period covered by this report.

(c)Exhibits.

   See Item 14(a)(3).

(d)Financial Statement Schedules.

   Not applicable.


                               Part IV

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Sagebrush, Inc.


                                  By:     /s/ L. Dent Miller
                                  Name:   L. Dent Miller
                                  Title:  President, Chief Executive Officer
                                             and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                            Capacity                Date


/s/ Charles F. Connor, Jr.           Director and           April 1, 1997
  Charles F. Connor, Jr.       Chairman of the Board


/s/ L. Dent Miller             Director and President       April 1, 1997
  L. Dent Miller             and Chief Executive Officer
                            (Principal Executive Officer)

/s/ Michael A. Shubert         Director and Executive       April 1, 1997
  Michael A Shubert              Vice President and
                              Chief Operating Officer

/s/ Barry W. Whisnant                 Director              April 1, 1997
  Barry W. Whisnant


/s/ C. Kenneth Wilcox                 Director              April 1, 1997
  C. Kenneth Wilcox


/s/ Noland M. Mewborn     Vice President, Treasurer and     April 1, 1997
  Noland M. Mewborn          Chief Financial Officer
                          (Principal Financial Officer)

/s/ Gary E. Abernethy             Controller                April 1, 1997
  Gary E. Abernethy      (Principal Accounting Officer)


                 SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.

                              EXHIBITS
                            Item 14(a)(3)

                              FORM 10-K
                            ANNUAL REPORT

For the fiscal year ended                        Commission File Number
  January 3, 1997                                       0-27258

                           SAGEBRUSH, INC.

                            EXHIBIT INDEX


Exhibit
Number     Exhibit Description
(3.1) Amended and Restated Articles of Incorporation (filed as exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 33-98914) and incorporated by reference herein).

(3.2) Bylaws of the Company (filed as exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 33-98914) and incorporated by reference herein).

(10.1) Agreement dated as of March 16, 1992 by and between the Company and Biggers Brothers, Inc. (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-98914) and incorporated by reference herein).

(10.2) 1995 Stock Option Plan (filed as exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-98914) and incorporated by reference herein).

(10.3)     Form of restaurant lease with related parties.

(10.6) Letter of agreement dated January 28, 1997 between Peoples Bank and the Company.

(10.7)     Note dated January 31, 1997 between Peoples Bank and the Company.

(21)       Subsidiaries of the Company.

(27)       Financial Data Schedule. (filed in electronic format only)