Form 10-Q
period 1997-03-28
SAGEBRUSH INC
filed 1997-05-09
CIK 1003110

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended  March 28, 1997 .

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                         Outstanding at May 5, 1997
Common Stock (no par value)                    6,300,000



                          PAGE 1 of   11   PAGES

                              SAGEBRUSH, INC.

                           - TABLE OF CONTENTS -


PART I Financial Information:                                          Page No.

   Item 1:  Financial Statements

   Consolidated Balance Sheets as of March 28, 1997
   and January 3, 1997.                                                   3

   Consolidated Statements of Current and Retained Earnings for
   the twelve-weeks ended March 28, 1997 and March 22, 1996.              4

   Consolidated Statements of Cash Flows for the twelve weeks
   ended March 28, 1997 and March 22, 1996.                               5

   Notes to Consolidated Financial Statements.                            6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                       7-10

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk    10

PART IIOther Information

   Item 6.  Exhibits                                                     10



Signatures                                                               11


                     SAGEBRUSH, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    March 28, 1997 and January 3, 1997

                                                   March 28,      January 3,
                                                     1997            1997
                                                 (unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents                   $  1,894,147     $  1,570,515
   Related party receivables                         32,156           24,175
   Other receivables                                197,046          250,761
   Inventories                                      493,065          495,848
   Pre-opening costs, net                           581,805          509,210
   Prepaid and other current assets                  56,267           80,613
      Total current assets                        3,254,486        2,931,122

Property and equipment, net                      15,447,262       14,262,732

Other assets                                         10,819           11,293

Total assets                                   $ 18,712,567     $ 17,205,147

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                        $    460,000     $    460,000
   Current portion of long-term debt                 59,666             -
   Accounts payable                               1,555,376        1,688,867
   Accrued salaries                                 569,191          283,467
   Taxes other than income                          323,609          313,010
   Other accrued liabilities                        383,118          462,807
      Total current liabilities                   3,350,960        3,208,151

Long-term debt                                      781,756             -

Deferred income taxes                               220,971          208,471

      Total liabilities                           4,353,687        3,416,622

Shareholders' equity:
   Common stock                                   6,300,000        6,300,000
   Additional paid-in capital                     7,369,068        7,369,068
   Retained earnings                                689,812          119,457
      Total shareholders' equity                 14,358,880       13,788,525

Total liabilities and shareholders' equity     $ 18,712,567     $ 17,205,147

       See accompanying notes to consolidated financial statements.


                     SAGEBRUSH, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CURRENT AND RETAINED EARNINGS
     Twelve Weeks ended March 28, 1997 and March 22, 1996 (Unaudited)


                                                        Twelve Weeks Ended
                                                 March 28, 1997   March 22, 1996

REVENUES - restaurant sales                      $ 10,615,560     $  7,832,430

OPERATING COSTS AND EXPENSES
Cost of restaurant sales                            3,956,666        2,806,794
Labor costs                                         2,846,395        2,112,738
Other operating expenses                            1,565,585        1,238,529
General and administrative expenses                   827,562          665,808
Depreciation                                          300,325          198,129
Amortization (principally of pre-opening costs)       176,891           52,454
Total operating costs and expenses                  9,673,424        7,074,452

OPERATING INCOME                                      942,136          757,978

OTHER INCOME                                           23,823           19,000
INTEREST INCOME                                           782           33,095
INTEREST EXPENSE                                      (26,652)         (36,765)

INCOME BEFORE INCOME TAXES                            940,089          773,308
INCOME TAX PROVISION                                 (369,734)        (293,857)

NET INCOME                                       $    570,355     $    479,451

NET INCOME PER SHARE                             $       0.09     $       0.08

WEIGHTED AVERAGE SHARES
OUTSTANDING                                         6,300,000        6,251,190


RETAINED EARNINGS
   Balance at beginning of period                $    119,457     $ (1,451,587)
   Net income                                         570,355          479,451
   S corporation distribution and dividends paid         -            (888,188)
   Balance at the end of period                  $    689,812     $ (1,860,324)

       See accompanying notes to consolidated financial statements.


                     SAGEBRUSH, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
     Twelve Weeks ended March 28, 1997 and March 22, 1996 (Unaudited)

                                          Twelve Weeks Ended
                                        March 28,   March 22,
                                           1997        1996
Cash Flows from Operating Activities:
Net income                                            $   570,355   $   479,451
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                            300,325       198,129
  Deferred tax                                             12,500          -
  Amortization (principally of pre-opening costs)         176,891        52,454
  Changes in operating assets and liabilities
  providing (using) cash
    Receivables                                            45,734       (31,677)
    Inventories                                             2,783        (9,875)
    Pre-opening costs                                    (249,486)      (95,605)
    Prepaid and other assets                               24,819       (57,596)
    Trade accounts payable and other accrued liabilities   83,143        15,171
      Total adjustments                                   396,709        71,001
        Net cash provided by operating activities         967,064       550,452

Cash Flows from Investing Activities:
  Capital expenditures                                 (1,484,854)     (879,533)
  Short-term investments                                     -       (1,900,000)
    Net cash used in investing activities              (1,484,854)   (2,779,533)

Cash Flows from Financing Activities:
  Proceeds from issuance of debt                          850,000          -
  Reduction of debt                                        (8,578)   (2,187,909)
  Purchase of assets related to reorganization               -       (1,652,500)
  Cash paid to shareholders related to reorganization        -       (3,500,000)
  S Corporation distributions and dividends paid             -         (888,188)
  Proceeds from issuance of common stock                     -       11,411,819
    Net cash provided by financing activities             841,422     3,183,222

Net increase in cash and cash equivalents                 323,632       954,141

Cash and cash equivalents at beginning of period        1,570,515     2,145,809

Cash and cash equivalents at end of period            $ 1,894,147   $ 3,099,950

Supplemental disclosure of cash flow information:
      Cash paid for interest                          $    26,652   $    36,765
      Cash paid for income taxes                      $    17,598   $     2,418

       See accompanying notes to consolidated financial statements.


                 Sagebrush, Inc. and Affiliated Companies
                     Notes to Consolidated Statements

Note 1: The consolidated financial statements as of January 3, 1997 and March 28, 1997 and for the twelve-week periods ended March 28, 1997 and March 22, 1996 include the accounts of Sagebrush, Inc. and its wholly-owned subsidiaries ("Sagebrush"). All intercompany accounts and transactions have been eliminated in consolidation and combination.

Note 2: In the opinion of management, the accompanying financial statements (unaudited) contain all adjustments necessary to present fairly the financial position as of March 28, 1997, and the results of operations and cash flows for the twelve-week periods ended March 28, 1997 and March 22, 1996.

Note 3:  The results of operations for the twelve-week periods ended
         March 28, 1997 and March 22, 1996 are not necessarily indicative of results to be expected for the full year. Quarterly results are presented based on 12, 12, 12 and 16 or 17 week quarters.


Part I - Item 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   This discussion and analysis should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended January 3, 1997.

RESULTS OF OPERATIONS

   Quarterly results are presented based on 12, 12, 12 and 16 or 17 week quarters. The following table sets forth for the periods indicated the percentages of revenues - restaurant sales represented by items in the Company's consolidated statements of income.

                                Twelve Weeks Ended
                               March 28, March 22,
                                  1997      1996

Revenues - restaurant sales                        100.0%    100.0%
Operating costs and expenses:
  Cost of restaurant sales                          37.3      35.8
  Labor costs                                       26.8      27.0
  Other operating expenses                          14.7      15.8
  General and administrative expenses                7.8       8.5
  Depreciation                                       2.8       2.5
   Amortization (principally of pre-opening costs)   1.7        .7
     Total operating costs and expenses             91.1      90.3
Operating income                                     8.9       9.7
Other income (received from related parties)          .2        .3
Interest income                                       .0        .4
Interest expense                                     (.2)      (.5)
Income before income taxes                           8.9       9.9
Income tax provision                                (3.4)     (3.8)
Net income                                           5.5%      6.1%

Twelve weeks ended March 28, 1997 compared to twelve weeks ended March  22, 1996

   Revenues. Restaurant sales increased 35.5% to $10.6 million for the first quarter of 1997 as compared to $7.8 million for the first quarter of 1996. The increase in sales was primarily the result of an increase in the number of restaurants operated at the end of the first quarter from 23 to 28 and a 1.5% increase in same store sales (stores open greater than eighteen months during the first quarter of fiscal 1997).

  Cost of restaurant sales. Cost of restaurant sales increased $1,150,000, or 41.0%, from $2.8 million to $4.0 million and as a percentage of revenues increased slightly from 35.8% to 37.3%. This increase is due in part to slightly higher meat and dairy prices and operational changes implemented to give the Company's customers a higher quality product.

  Labor costs. Labor costs increased $734,000, or 34.7%, from $2.1 million to $2.8 million, principally due to the increase in the number of restaurants. As a percentage of revenues, labor costs decreased from 27.0% to 26.8%.

   Other operating expenses. Other operating expenses increased $327,000, or 26.4%, from $1.2 million to $1.6 million, and as a percentage of revenues decreased from 15.8% to 14.7%.

  General and administrative expenses. General and administrative expenses increased $162,000, or 24.3%, from $666,000 to $828,000, and as a percentage of revenues decreased from 8.5% to 7.8%.

   Depreciation. Depreciation increased $102,000, or 51.6%, from $198,000 to $300,000, and as a percentage of revenues increased from 2.5% to 2.8% primarily because of increased investment in property and equipment due to the Company's opening of new restaurants.

   Amortization. Amortization of pre-opening costs increased $124,000, or 237.2%, from $52,000 to $177,000, and as a percentage of revenues increased from .7% to 1.7%. The increase is primarily due to the expansion program begun after the initial public offering in January 1996.

  Other income. Other income, which principally represents accounting fees charged to certain related non-Sagebrush restaurants, remained constant as a percentage of restaurant sales.

   Interest income. The Company had interest income during the first quarter of 1996 as a result of temporary investment of a portion of the proceeds from the Company's initial public offering which was completed in January 1996.

   Income tax provision. The Company's effective tax rate for the first quarter of 1997 was 39.3%. Prior to January 1996, most of the corporations comprising the Company were S corporations for federal and state income tax purposes, with taxable income allocated to shareholders rather than taxed at the corporate level. All applicable S Corporation elections were terminated in January 1996 in connection with the reorganization effected in connection with the Company's initial public offering.

   Net income. Net income was $570,000 for the first quarter of 1997, an increase of 19% over net income of $479,000 for the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

  At March 28, 1997, the Company had approximately $1.9 million in cash and short term investments, $841,000 in long-term debt and $14.4 million in shareholders' equity. The Company's long-term debt consists of a secured term loan with a commercial bank. This loan bears interest at the bank's prime rate and matures February 2007. At March 28, 1997, the Company had a revolving credit facility with a commercial bank that provided for borrowings up to $3.0 million. This facility expires on January 31, 1998 and advances under the line of credit are unsecured, limited to short-term working capital purposes and bear interest at the bank's prime rate. At March 28, 1997, $460,000 was outstanding under the line, which was also the maximum amount outstanding during the quarter.

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

   The Company has historically established most of its restaurants by leasing and renovating existing facilities to the Sagebrush concept. The Company anticipates, however, that a higher proportion of new restaurants in the future will be acquired by purchasing land and building a new restaurant due to the increased difficulty of finding suitable buildings in desirable locations that can be leased and renovated. The Company's cost of opening a restaurant when the Company leases and renovates an existing building is approximately $500,000, including the costs of renovating the facility, purchasing necessary equipment and training personnel. The Company's cost of building a restaurant on land the Company purchases ranges from $1.2 million to $1.6 million, with the largest variance related to the cost of land. Assuming that the Company opens a total of 8 restaurants in 1997 (and that five or six of such restaurants involve purchasing land and building a new facility and two or three are established by leasing and renovating an existing facility), management expects capital expenditures to range from $9.0 million to $11.0 million. Management believes that available cash, cash generated by operations and available borrowings under the Company's $3.0 million line of credit together with the real estate secured borrowings described below and other long-term indebtedness will be adequate to fund the Company's working capital and capital expenditure requirements through the end of 1997. Management expects to finance part of the cost of establishing new restaurants opened on real property purchased by the Company by borrowings from commercial banks secured by such real property. In the event the Company's operating results fall short of its projections or the borrowings described above are insufficient to fund its capital expenditure requirements, the Company could be required to seek additional financing. For any such additional financing, the Company will consider borrowings from commercial lenders and other sources of debt financing as well as equity financing. No assurance can be given, however, that the Company will be able to obtain any such additional financing when needed upon terms satisfactory to the Company.

   The Company currently plans to open approximately eight restaurants in 1997. One of the eight restaurants was opened during the first quarter on January 13, 1997 in Mount Airy, North Carolina. A second restaurant was opened subsequent to the end of the quarter on April 22, 1997 in Salisbury, North Carolina. The Company now operates 29 restaurants in North Carolina, South Carolina, Tennessee and Virginia. Construction has started on restaurants in Lenoir, North Carolina, and Roanoke, Virginia.


Inflation

   The impact of inflation on food, labor, equipment, land and construction costs could affect the Company's operations. A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws. In addition, most of the Company's leases require the Company to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. The Company may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants. Management believes that inflation has had no significant impact on costs during the first quarter of 1997, primarily because the largest single item of expense, food costs, has remained relatively stable during this period. Additionally, the increase in the minimum wage has had little effect since the rate paid to servers, the largest group of the Company's employees subject to minimum wage, was unchanged.

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


Part I - Item 3. Qualitative and Quantitative Disclosure About Market Risk Not applicable.


Part II - Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits.

        Exhibit 10.8 Noted dated February 4, 1997 between Peoples Bank and the Company.

        Exhibit 27    Financial Data Schedule (filed in electronic format only)

    (b)  Reports on Form 8-K.
         None

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SAGEBRUSH, INC.




           May 9, 1997                \s\    Noland M. Mewborn
               Date             By:   Noland M. Mewborn,
                                      Vice President, Treasurer and CFO
                                      (Principal Financial Officer)