Form 10-Q
period 1997-06-20
SAGEBRUSH INC
filed 1997-08-01
CIK 1003110

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934   For the quarterly period ended  June 20, 1997.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                        Outstanding at July 25, 1997
Common Stock (no par value)                    5,975,000



                          PAGE 1 of   13   PAGES

                              SAGEBRUSH, INC.

                           - TABLE OF CONTENTS -


PART I Financial Information:                                          Page No.

    Item 1:  Financial Statements

    Consolidated Balance Sheets as of June 20, 1997
    and January 3, 1997.                                                  3

    Consolidated Statements of Income for the twelve weeks and
    twenty-four weeks ended June 20, 1997 and June 14, 1996.              4

    Consolidated Statements of Cash Flows for the twenty-four weeks
    ended June 20, 1997 and June 14, 1996.                                5

    Notes to Consolidated Financial Statements.                           6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                       7-11

    Item 3. Quantitative and Qualitative Disclosure about Market Risk    11

PART IIOther Information

    Item 4.  Submission of Matters to a Vote on Security Holders         12

    Item 6.  Exhibits                                                    12



Signatures                                                               13

                     SAGEBRUSH, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     June 20, 1997 and January 3, 1997

                                                  June 20,    January 3,
                                                    1997         1997
                                                (unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents                 $  1,255,787   $  1,570,515
   Related party receivables                       22,622         24,175
   Other receivables                              183,370        250,761
   Inventories                                    583,564        495,848
   Pre-opening costs, net                         587,870        509,210
   Prepaid and other current assets                74,070         80,613
      Total current assets                      2,707,284      2,931,122

Property and equipment, net                    16,868,938     14,262,732

Other assets                                       10,510         11,293

Total assets                                 $ 19,586,732   $ 17,205,147

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                      $  1,593,750   $    460,000
   Current portion of long-term debt              118,328           -
   Accounts payable                             1,935,893      1,688,867
   Accrued salaries                              641,8670        283,467
   Taxes other than income                        381,180        313,010
   Other accrued liabilities                       56,723        462,807
      Total current liabilities                 4,609,414      3,208,151

Long-term debt                                  1,563,881           -

Deferred income taxes                             233,471        208,471

      Total liabilities                         6,525,093      3,416,622

Shareholders' equity:
   Common stock                                 5,925,000      6,300,000
   Additional paid-in capital                   5,760,318      7,369,068
   Retained earnings                            1,376,321        119,457
      Total shareholders' equity               13,061,639     13,788,525

Total liabilities and shareholders' equity   $ 19,586,732   $ 17,205,147

       See accompanying notes to consolidated financial statements.


                     SAGEBRUSH, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CURRENT AND RETAINED EARNINGS
      Twelve Weeks ended June 20, 1997 and June 14, 1996 (Unaudited)

                                                 12 Weeks Ended           24 Weeks Ended
                                            June 20,1997 June 14,1996 June 20,1997 June 14,1996
REVENUES - restaurant sales                  $11,554,633  $ 8,931,698  $22,170,193  $16,764,127

OPERATING COSTS AND EXPENSES
Cost of restaurant sales                       4,288,402    3,225,383    8,245,068    6,032,177
Labor costs                                    3,211,367    2,385,697    6,057,763    4,498,435
Other operating expenses                       1,609,592    1,362,218    3,175,177    2,600,747
General and administrative expenses              817,865      752,510    1,645,426    1,418,317
Depreciation                                     300,876      210,049      601,201      408,178
Amortization (principally of pre-opening costs)  170,093       62,654      346,984      115,108
Total operating costs and expenses            10,395,195    7,998,511   20,071,619   15,072,962

OPERATING INCOME                               1,156,438      933,187    2,098,574    1,691,165

OTHER INCOME                                      13,475       23,350       37,298       42,350
INTEREST INCOME                                      301       42,171        1,083       75,266
INTEREST EXPENSE                                 (42,780)        (384)     (69,432)     (37,149)

INCOME BEFORE INCOME TAXES                     1,127,434      998,324    2,067,523    1,771,632
INCOME TAX PROVISION                            (440,925)    (379,363)    (810,659)    (673,220)

NET INCOME                                   $   686,509  $   618,961  $ 1,256,864  $ 1,098,412

NET INCOME  PER SHARE                        $      0.11  $      0.10  $      0.20  $      0.18

WEIGHTED AVERAGE SHARES
OUTSTANDING                                    6,134,821    6,300,000    6,217,411    6,275,594


RETAINED EARNINGS
   Balance at beginning of period            $   689,812  $(1,860,324)     119,457  $(1,451,587)
   Net income                                    686,509      618,961    1,256,864    1,098,412
   S corporation distribution and
      dividends paid                                -            -            -        (888,188)
   Balance at the end of period              $ 1,376,321  $(1,241,363) $ 1,376,321  $(1,241,363)

       See accompanying notes to consolidated financial statements.


                     SAGEBRUSH, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
      Twenty-four Weeks ended June 20, 1997 and June 14, 1996 (Unaudited)

                                                       Twenty-four Weeks Ended
                                                          June 20,    June 14,
                                                           1997        1996
Cash Flows from Operating Activities:
Net income                                            $ 1,256,864  $ 1,098,412
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                            601,201      408,178
  Deferred tax                                             25,000         -
  Amortization (principally of pre-opening costs)         346,984      115,109
  Changes in operating assets and liabilities
    providing (using) cash
    Receivables                                            68,943      (53,032)
    Inventories                                           (87,716)      (9,416)
    Pre-opening costs                                    (425,644)    (190,750)
    Prepaid and other assets                                7,325      (74,141)
    Trade accounts payable and other accrued liabilities  267,513     (176,531)
    Total adjustments                                     803,606       19,417
      Net cash provided by operating activities         2,060,470    1,117,829

Cash Flows from Investing Activities:
  Capital expenditures                                 (3,207,407)  (2,232,481)
  Short-term investments                                     -      (1,900,000)
    Net cash used in investing activities              (3,207,407)  (2,779,533)

Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt              1,700,000         -
  Proceeds from bank debt                               1,133,750         -
  Reduction of debt                                       (17,791)  (2,187,909)
  Repurchase of common stock                           (1,983,750)        -
  Purchase of assets related to reorganization               -      (1,652,500)
  Cash paid to shareholders related to reorganization        -      (3,500,000)
  S Corporation distributions and dividends paid             -        (888,188)
  Proceeds from issuance of common stock                     -      11,394,391
    Net cash provided by financing activities             832,209    3,165,794

Net increase in cash and cash equivalents                (314,728)     151,142

Cash and cash equivalents at beginning of period        1,570,515    2,145,809

Cash and cash equivalents at end of period            $ 1,255,787  $ 2,296,951

Supplemental disclosure of cash flow information:
      Cash paid for interest                          $    69,432  $    36,765
      Cash paid for income taxes                      $   733,431  $   313,742

       See accompanying notes to consolidated financial statements.


                 Sagebrush, Inc. and Affiliated Companies
                     Notes to Consolidated Statements

Note 1: The consolidated financial statements as of January 3, 1997 and June 20, 1997 and for the twelve-week and twenty-four-week periods ended June 20, 1997 and June 14, 1996 include the accounts of Sagebrush, Inc. and its wholly-owned subsidiaries ("Sagebrush"). All intercompany accounts and transactions have been eliminated in consolidation and combination.

Note  2:   In the opinion of management, the accompanying financial
      statements (unaudited) contain all adjustments necessary to present fairly the financial position as of June 20, 1997, and the results of operations for the twelve-week and twenty-four-week periods ended June 20, 1997 and June 14, 1996 and cash flows for the twenty-four-week periods ended June 20, 1997 and June 14, 1996.

Note  3:   The results of operations for the twelve-week and twenty-four-
      week periods ended June 20, 1997 and June 14, 1996 are not necessarily indicative of results to be expected for the full year. Quarterly results are presented based on 12, 12, 12 and 16 or 17 week quarters.

Note  4:   On May 12, 1997, the Company repurchased 375,000 shares of its
      Common Stock in a negotiated block purchase from an institutional investor at a price of $5.25 per share.

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

                                Twelve Weeks Ended Twenty-four Weeks Ended
                                                June 20,  June 14,  June 20,  June 14,
                                                  1997      1996      1997      1996
Revenues - restaurant sales                      100.0%    100.0%    100.0%    100.0%
Operating costs and expenses:
  Cost of restaurant sales                        37.1      36.1      37.2      36.0
  Labor costs                                     27.8      26.7      27.3      26.8
  Other operating expenses                        13.9      15.3      14.3      15.5
  General and administrative expenses              7.1       8.4       7.4       8.5
  Depreciation                                     2.6       2.4       2.7       2.4
  Amortization (principally of pre-opening costs)  1.5        .7       1.6        .7
    Total operating costs and expenses            90.0      89.6      90.5      89.9
Operating income                                  10.0      10.4       9.5      10.1
Other income (received from related parties)        .1        .3        .1        .3
Interest income                                     .0        .5        .0        .4
Interest expense                                   (.3)      (.0)      (.3)      (.2)
Income before income taxes                         9.8      11.2       9.3      10.6
Income tax provision                              (3.9)     (4.3)     (3.6)     (4.0)
Net income                                         5.9%      6.9%      5.7%      6.6%

Twelve weeks ended June 20, 1997 compared to twelve weeks ended June  14, 1996

   Revenues. Restaurant sales increased 29.4% to $11.6 million for the second quarter of 1997 as compared to $8.9 million for the second quarter of 1996. The increase in sales was primarily the result of an increase in the number of restaurants operated at the end of the second quarter from 24 to 30 and a .14% increase in same store sales (stores open greater than eighteen months during the second quarter of fiscal 1997).

  Cost of restaurant sales. Cost of restaurant sales increased $1,063,000, or 33.0%, from $3.2 million to $4.3 million and as a percentage of revenues increased from 36.1% to 37.1%. This increase is due in part to higher meat and dairy prices and operational changes implemented to give the Company's customers a higher quality product.

  Labor costs. Labor costs increased $826,000, or 34.6%, from $2.4 million to $3.2 million and as a percentage of revenues, increased from 26.7% to 27.8%. The increase in dollars and percent of revenue is primarily due to new restaurants, which have higher initial labor costs.

   Other operating expenses. Other operating expenses increased $247,000, or 18.2%, from $1.4 million to $1.6 million, and as a percentage of revenues decreased from 15.3% to 13.9% due to leveraging of fixed costs.

  General and administrative expenses. General and administrative expenses increased $65,000, or 8.7%, from $753,000 to $818,000, and as a percentage of revenues decreased from 8.4% to 7.1%.

  Depreciation. Depreciation increased $91,000, or 43.2%, from $210,000 to $301,000, and as a percentage of revenues increased from 2.4% to 2.6% primarily because of increased investment in property and equipment due to the Company's opening of new restaurants.

   Amortization. Amortization of pre-opening costs increased $177,000, or 171.5%, from $63,000 to $170,000, and as a percentage of revenues increased from .7% to 1.5%. The increase is primarily due to the expansion program begun after the initial public offering in January 1996.

  Other income. Other income, which principally represents accounting fees charged to certain related non-Sagebrush restaurants, decreased as a percentage of restaurant sales. These fees will continue to decrease as a percentage of sales as the Company continues to open new restaurants.

   Interest income. The Company had interest income during the second quarter of 1996 as a result of temporary investment of a portion of the proceeds from the Company's initial public offering which was completed in January 1996.

   Interest expense. The Company had interest expense during the second quarter of 1997 as a result of borrowings to finance restaurant expansion. (see Liquidity and Capital Resources below)

   Income tax provision. The Company's effective tax rate for the second quarter of 1997 was 39.1%. Prior to January 1996, most of the corporations comprising the Company were S corporations for federal and state income tax purposes, with taxable income allocated to shareholders rather than taxed at the corporate level. All applicable S Corporation elections were terminated in January 1996 in connection with the reorganization effected in connection with the Company's initial public offering.

   Net income. Net income was $687,000 for the second quarter of 1997, an increase of 11% over net income of $619,000 for the second quarter of 1996.

Twenty-four weeks ended June 20, 1997 compared to twenty-four weeks ended June 14, 1996

   Revenues. Restaurant sales increased 32.2% to $22.2 million for the first two quarters of 1997 as compared to $16.8 million for the comparable period of 1996. The increase in sales was primarily the result of an increase in the number of restaurants operated and a .61% increase in same store sales (stores open greater than eighteen months during the first two quarters of fiscal 1997).

  Cost of restaurant sales. Cost of restaurant sales increased $2,213,000, or 36.7%, from $6.0 million to $8.2 million and as a percentage of revenues increased from 36.0% to 37.2%. This increase is due in part to higher meat and dairy prices and operational changes implemented to give the Company's customers a higher quality product.

   Labor costs. Labor costs increased $1,559,000, or 34.7%, from $4.5 million to $6.1 million and as a percentage of revenues, increased from 26.8% to 27.3%. The increase in dollars and percent of revenue is primarily due to new restaurants, which have higher initial labor costs.

   Other operating expenses. Other operating expenses increased $574,000, or 22.1%, from $2.6 million to $3.2 million, and as a percentage of revenues decreased from 15.5% to 14.3%.

  General and administrative expenses. General and administrative expenses increased $227,000, or 16.0%, from $1.4 million to $1.6 million, and as a percentage of revenues decreased from 8.5% to 7.4%.

   Depreciation. Depreciation increased $193,000, or 47.3%, from $408,000 to $601,000, and as a percentage of revenues increased from 2.4% to 2.7% primarily because of increased investment in property and equipment due to the Company's opening of new restaurants.

   Amortization. Amortization of pre-opening costs increased $232,000, or 201.4%, from $115,000 to $347,000, and as a percentage of revenues increased from .7% to 1.6%. The increase is primarily due to the expansion program begun after the initial public offering in January 1996.

  Other income. Other income, which principally represents accounting fees charged to certain related non-Sagebrush restaurants, decreased slightly as a percentage of restaurant sales.

   Interest income. The Company had interest income during the first two quarters of 1996 as a result of temporary investment of a portion of the proceeds from the Company's initial public offering which was completed in January 1996.

   Interest expense. The Company had interest expense during the second quarter of 1997 as a result of borrowings to finance restaurant expansion. (see Liquidity and Capital Resources below)

  Income tax provision. The Company's effective tax rate for the first two quarters of 1997 was 39.2%. Prior to January 1996, most of the corporations comprising the Company were S corporations for federal and state income tax purposes, with taxable income allocated to shareholders rather than taxed at the corporate level. All applicable S Corporation elections were terminated in January 1996 in connection with the reorganization effected in connection with the Company's initial public offering.

   Net  income.   Net income was $1,257,000 for the first two  quarters  of
1997, an increase of 14% over net income of $1,098,000 for the comparable period of 1996.


LIQUIDITY AND CAPITAL RESOURCES

   At June 20, 1997, the Company had approximately $1.3 million in cash and short term investments, $1.7 million in long-term debt and $13.1 million in shareholders' equity. The Company's long-term debt consists of secured term loans with a commercial bank. These loans bears interest at the bank's prime rate and the latest maturity is February 2007. At June 20, 1997, the Company had a revolving credit facility with a commercial bank that provided for borrowings up to $3.0 million. This facility expires on January 31, 1998 and advances under the line of credit are unsecured, limited to short-term working capital purposes and bear interest at the bank's prime rate. At June 20, 1997, $1.6 million was outstanding under the line. The maximum amount outstanding during the year was $2.4 million.

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

   The Company currently plans to open approximately eight restaurants in 1997. At June 20, 1997, the Company had opened three restaurants, located in Mount Airy and Salisbury, North Carolina and Roanoke, Virginia. The Company now operates 30 restaurants in North Carolina, South Carolina, Tennessee and Virginia. A restaurant in Lenoir, North Carolina was scheduled to open in the third quarter. Construction had started on a restaurant in Denver, North Carolina.


Inflation

   The impact of inflation on food, labor, equipment, land and construction costs could affect the Company's operations. A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws. In addition, most of the Company's leases require the Company to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. The Company may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants. Management believes that inflation has had no material impact on costs during the second quarter of 1997, primarily because prices for the largest single item of expense, food costs, has risen less than 1% during this period.

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


Part  I  - Item 3.    Qualitative and Quantitative Disclosure About  Market
Risk
            Not applicable.


Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders of the Registrant held on May 8, 1997, the shareholders approved (i) the election of Charles F. Connor, Jr.,
L.  Dent Miller,  Barry W. Whisnant, and C. Kenneth Wilcox as Directors and
(ii) the selection of Deloitte & Touche, LLP as independent public accountants. The following table sets forth the votes on each matter:


                                              Against/
                                       For    Withheld   Abstain
Election of Directors
(by Nominee)

Charles F. Connor, Jr.             5,431,721               375

L. Dent Miller                     5,431,721               375

Barry C. Whisnant                  5,431,521               575

C. Kenneth Wilcox                  5,431,521               575

Approval of Selection of
Deloitte & Touche, LLP as
Independent Public Accountants     5,429,371     2,200     525




Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits.

         Exhibit 10.9 Noted dated May 14, 1997 between Peoples Bank and the Company.

         Exhibit 27 Financial Data Schedule (filed in electronic format only)

   (b)   Reports on Form 8-K.
         None

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SAGEBRUSH, INC.




     July 31, 1997             \s\    Noland M. Mewborn
Date                       By: Noland M. Mewborn,
                               Vice President, Treasurer and CFO
                               (Principal Financial Officer)