Form 10-Q
period 1997-09-12
SAGEBRUSH INC
filed 1997-10-23
CIK 1003110

4


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended September 12, 1997.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                      Outstanding at October 10, 1997
Common Stock (no par value)                    5,925,000



                          PAGE 1 of   13   PAGES


                              SAGEBRUSH, INC.

                           - TABLE OF CONTENTS -


PART I Financial Information:                                         Page No.

    Item 1:  Financial Statements

    Consolidated Balance Sheets as of September 12, 1997
    and January 3, 1997.                                                   3

    Consolidated Statements of Current and Retained Earnings
    for the twelve weeks and thirty-six weeks ended
    September 12, 1997 and September 6, 1996.                              4

    Consolidated Statements of Cash Flows for the thirty-six weeks
    ended September 12, 1997 and September 6, 1996.                        5

    Notes to Consolidated Financial Statements.                            6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                       7-11

    Item 3.  Quantitative and Qualitative Disclosure about Market Risk    11

PART II  Other Information

    Item 6.  Exhibits and Reports on Form 8-K                             12



Signatures                                                                13


                     SAGEBRUSH, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                  September 12, 1997 and January 3, 1997

                                            September 12,     January 3,
                                                 1997            1997
                                             (unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents                $  1,718,301    $  1,570,515
   Related party receivables                      21,845          24,175
   Other receivables                             149,797         250,761
   Inventories                                   563,872         495,848
   Pre-opening costs, net                        537,988         509,210
   Prepaid and other current assets               53,198          80,613
      Total current assets                     3,045,001       2,931,122

Property and equipment, net                   18,650,315      14,262,732

Other assets                                      10,080          11,293

Total assets                                $ 21,705,396    $ 17,205,147

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                     $  1,393,750    $    460,000
   Current portion of long-term debt             181,760            -
   Accounts payable                            2,187,073       1,688,867
   Accrued salaries                              575,260         283,467
   Taxes other than income                       431,820         313,010
   Other accrued liabilities                     622,967         462,807
      Total current liabilities                5,392,630       3,208,151

Long-term debt                                 2,320,287            -

Deferred income taxes                            245,971         208,471

      Total liabilities                        7,958,888       3,416,622

Shareholders' equity:
   Common stock                                5,925,000       6,300,000
   Additional paid-in capital                  5,760,318       7,369,068
   Retained earnings                           2,061,190         119,457
      Total shareholders' equity              13,746,508      13,788,525

Total liabilities and shareholders' equity  $ 21,705,396    $ 17,205,147

       See accompanying notes to consolidated financial statements.


                     SAGEBRUSH, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CURRENT AND RETAINED EARNINGS
Twelve Weeks and Thirty-six Weeks ended September 12, 1997 and September 6, 1996 (unaudited)

<HEADING>
                                                  12 Weeks Ended           36 Weeks Ended
                                            Sep 12, 1997  Sep 6, 1996 Sep 12, 1997  Sep 6, 1996
REVENUES - restaurant sales                  $12,288,463  $10,050,955  $34,458,657  $26,815,083

OPERATING COSTS AND EXPENSES
Cost of restaurant sales                       4,533,691    3,746,412   12,778,759    9,778,589
Labor costs                                    3,476,290    2,721,340    9,534,052    7,219,775
Other operating expenses                       1,742,120    1,463,750    4,917,297    4,064,498
General and administrative expenses              870,607      839,055    2,516,034    2,257,372
Depreciation                                     317,111      228,945      918,312      637,123
Amortization (principally of pre-opening costs)  173,893       81,051      520,878      196,159
Total operating costs and expenses            11,113,712    9,080,553   31,185,332   24,153,516

OPERATING INCOME                               1,174,751      970,402    3,273,325    2,661,567

OTHER INCOME                                      10,200       18,050       47,498       60,400
INTEREST INCOME                                      205       29,626        1,288      104,892
INTEREST EXPENSE                                 (60,367)        (264)    (129,799)     (37,413)

INCOME BEFORE INCOME TAXES                     1,124,789    1,017,814    3,192,312    2,789,446
INCOME TAX PROVISION                            (439,920)    (386,769)  (1,250,579)  (1,059,989)

NET INCOME                                   $   684,869  $   631,045  $ 1,941,733  $ 1,729,457

NET INCOME  PER SHARE                        $      0.12  $      0.10  $      0.32  $      0.28

WEIGHTED AVERAGE SHARES
OUTSTANDING                                    5,925,000    6,300,000    6,143,865    6,283,730


RETAINED EARNINGS
   Balance at beginning of period            $ 1,376,321  $(1,241,363) $   119,457  $(1,451,587)
   Net income                                    684,869      631,045    1,941,733    1,729,457
   S corporation distribution and
      dividends paid                                -            -            -        (888,188)
   Balance at the end of period              $ 2,061,190  $  (610,318) $ 2,060,190  $  (610,318)

       See accompanying notes to consolidated financial statements.


                     SAGEBRUSH, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirty-six Weeks ended September 12, 1997 and September 6, 1996 (Unaudited)

                                                     Thirty-six Weeks Ended
                                                  September 12,   September 6,
                                                       1997            1996
Cash Flows from Operating Activities:
Net income                                        $ 1,941,733     $ 1,729,457
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                        918,312         637,123
  Deferred tax                                         37,500            -
  Amortization (principally of pre-opening costs)     520,877         196,159
  Changes in operating assets and liabilities
    providing (using) cash
    Receivables                                       103,294        (105,565)
    Inventories                                       (68,024)        (54,789)
    Pre-opening costs                                (549,656)       (487,216)
    Prepaid and other assets                           28,629         (54,252)
    Trade accounts payable and
      other accrued liabilities                     1,068,969         647,878
    Total adjustments                               2,059,901         779,338
      Net cash provided by operating activities     4,001,634       2,508,795

Cash Flows from Investing Activities:
  Capital expenditures                             (5,305,895)     (4,018,090)

Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt          2,550,000            -
  Proceeds from bank debt                             933,750            -
  Reduction of debt                                   (47,953)     (2,187,909)
  Repurchase of common stock                       (1,983,750)           -
  Purchase of assets related to reorganization           -         (1,652,500)
  Cash paid to shareholders related to reorganization    -         (3,500,000)
  S Corporation distributions and dividends paid         -           (888,188)
  Proceeds from issuance of common stock                 -         11,394,391
      Net cash provided by financing activities     1,452,047       3,165,794

Net increase in cash and cash equivalents             147,786       1,656,499

Cash and cash equivalents at beginning of period    1,570,515       2,145,809

Cash and cash equivalents at end of period        $ 1,718,301     $ 3,802,308

Supplemental disclosure of cash flow information:
   Cash paid for interest                         $   129,799     $    37,149
   Cash paid for income taxes                     $   861,776     $   655,442

       See accompanying notes to consolidated financial statements.


                 Sagebrush, Inc. and Affiliated Companies
                     Notes to Consolidated Statements

Note 1: The consolidated financial statements as of January 3, 1997 and September 12, 1997 and for the twelve-week and thirty-six-week periods ended September 12, 1997 and September 6, 1996 include the accounts of Sagebrush, Inc. and its wholly-owned subsidiaries ("Sagebrush"). All intercompany accounts and transactions have been eliminated in consolidation and combination.

Note  2:   In the opinion of management, the accompanying financial
      statements (unaudited) contain all adjustments necessary to present fairly the financial position as of September 12, 1997, and the results of operations for the twelve-week and thirty-six-week periods ended September 12, 1997 and September 6, 1996 and cash flows for the thirty-six-week periods ended September 12, 1997 and September 6, 1996.

Note  3:   The results of operations for the twelve-week and thirty-six-
      week periods ended September 12, 1997 and September 6, 1996 are not necessarily indicative of results to be expected for the full year. Quarterly results are presented based on 12, 12, 12 and 16 or 17 week quarters.

Note  4:   On May 12, 1997, the Company repurchased 375,000 shares of its
      Common Stock in a negotiated block purchase from an institutional investor at a price of $5.25 per share.

Note  5:   On September 25, 1997, Sagebrush, Inc. and WSMP, Inc. signed a letter of intent to pursue WSMP's acquisition of Sagebrush in a stock for stock merger of the two companies. The proposed transaction is subject to various conditions, including the approval of Sagebrush's directors and shareholders. The proposed exchange rate is .3214 shares of WSMP common stock for each share of Sagebrush common stock.

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

                                Twelve Weeks Ended  Thirty-six Weeks Ended
                                               Sept 12, Sept 6, Sept 12, Sept 6,
                                                  1997    1996    1997    1996

Revenues - restaurant sales                      100.0%  100.0%  100.0%  100.0%
Operating costs and expenses:
  Cost of restaurant sales                        36.9    37.3    37.1    36.5
  Labor costs                                     28.3    27.1    27.7    26.9
  Other operating expenses                        14.2    14.6    14.3    15.2
  General  and administrative expenses             7.1     8.3     7.3     8.4
  Depreciation                                     2.6     2.3     2.7     2.4
  Amortization (principally of pre-opening costs)  1.3      .8     1.4      .7
   Total operating costs and expenses             90.4    90.3    90.5    90.1
Operating income                                   9.6     9.7     9.5     9.9
Other income (received from related parties)        .1      .2      .1      .2
Interest income                                     .0      .3      .0      .4
Interest expense                                   (.5)    (.0)    (.4)    (.1)
Income before income taxes                         9.2    10.1     9.2    10.4
Income tax provision                              (3.6)   (3.8)   (3.6)   (4.0)
Net income                                         5.6%    6.3%    5.6%    6.4%

Twelve weeks ended September 12, 1997 compared to twelve weeks ended September 6, 1996

   Revenues. Restaurant sales increased 22.3% to $12.3 million for the third quarter of 1997 as compared to $10.1 million for the third quarter of 1996. The increase in sales was the result of an increase in the number of restaurants operated at the end of the third quarter from 26 to 31, offset by a 3.3% decrease in same store sales (stores open greater than eighteen months during the third quarter of fiscal 1997). Much of the same store sales decline can be traced to restaurants in the tourist areas of North Carolina and Tennessee. These restaurants were disrupted by a rock slide that closed Interstate 40 at the state line for 11 of the 12 weeks in the quarter.

   Cost of restaurant sales. Cost of restaurant sales increased $787,000, or 21.0%, from $3.7 million to $4.5 million and as a percentage of revenues decreased from 37.3% to 36.9%. This decrease is due in part to lower produce prices and operational changes.

  Labor costs. Labor costs increased $755,000, or 27.7%, from $2.7 million to $3.5 million and as a percentage of revenues, increased from 27.1% to 28.3%. The increase in dollars and percent of revenue is primarily due to new restaurants, which have higher initial labor costs, and changes in the minimum wage over the past year.

   Other operating expenses. Other operating expenses increased $278,000, or 19.0%, from $1.5 million to $1.7 million, and as a percentage of revenues decreased from 14.6% to 14.2% due to leveraging of fixed costs.

  General and administrative expenses. General and administrative expenses increased $32,000, or 3.8%, from $839,000 to $871,000, and as a percentage of revenues decreased from 8.3% to 7.1%.

  Depreciation. Depreciation increased $88,000, or 38.5%, from $229,000 to $317,000, and as a percentage of revenues increased from 2.3% to 2.6% primarily because of increased investment in property and equipment due to the Company's opening of new restaurants.

   Amortization. Amortization of pre-opening costs increased $93,000, or 114.5%, from $81,000 to $174,000, and as a percentage of revenues increased from .8% to 1.3%. The increase is primarily due to the expansion program begun after the initial public offering in January 1996.

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

   Interest expense. The Company had interest expense during the third quarter of 1997 as a result of borrowings to finance restaurant expansion. (see Liquidity and Capital Resources below)

   Income tax provision. The Company's effective tax rate for the third quarter of 1997 was 39.1%.

   Net income. Net income was $685,000 for the third quarter of 1997, an increase of 8.5% over net income of $631,000 for the third quarter of 1996.

Thirty-six weeks ended September 12, 1997 compared to thirty-six weeks ended September 6, 1996

   Revenues.   Restaurant sales increased 28.5% to $34.5  million  for  the first three quarters of 1997 as compared to $26.8 million for the comparable period of 1996. The increase in sales was the result of an increase in the number of restaurants operated offset by a .8% decrease in same store sales.

  Cost of restaurant sales. Cost of restaurant sales increased $3,000,000, or 30.7%, from $9.8 million to $12.8 million and as a percentage of revenues increased from 36.5% to 37.1%. This increase is due mostly to higher meat prices offset somewhat by lower produce prices.

   Labor costs. Labor costs increased $2,314,000, or 32.1%, from $7.2 million to $9.5 million and as a percentage of revenues, increased from 26.9% to 27.7%. The increase in dollars and percent of revenue is primarily due to new restaurants, which have higher initial labor costs, and changes in the minimum wage over the past year.

   Other operating expenses. Other operating expenses increased $853,000, or 21.0%, from $4.1 million to $4.9 million, and as a percentage of revenues decreased from 15.2% to 14.3% due to the leveraging of fixed costs.

  General and administrative expenses. General and administrative expenses increased $259,000, or 11.5%, from $2.3 million to $2.5 million, and as a percentage of revenues decreased from 8.4% to 7.3%.

   Depreciation. Depreciation increased $281,000, or 44.1%, from $637,000 to $918,000, and as a percentage of revenues increased from 2.4% to 2.7% primarily because of increased investment in property and equipment due to the Company's opening of new restaurants. All restaurants opened during 1997 have been built on real property purchased by the Company rather than leased.

   Amortization. Amortization of pre-opening costs increased $325,000, or 165.5%, from $196,000 to $521,000, and as a percentage of revenues increased from .7% to 1.4%. The increase is primarily due to the expansion program begun after the initial public offering in January 1996.

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

   Interest expense. The Company had interest expense during the first three quarters of 1997 as a result of borrowings to finance restaurant expansion. (see Liquidity and Capital Resources below)

   Income tax provision. The Company's effective tax rate for the first three quarters of 1997 was 39.2%. Prior to January 1996, most of the corporations comprising the Company were S corporations for federal and state income tax purposes, with taxable income allocated to shareholders rather than taxed at the corporate level. All applicable S Corporation elections were terminated in January 1996 in connection with the reorganization effected in connection with the Company's initial public offering.

   Net income. Net income was $1,942,000 for the first three quarters of 1997, an increase of 12.3% over net income of $1,729,000 for the comparable period of 1996.


LIQUIDITY AND CAPITAL RESOURCES

  At September 12, 1997, the Company had approximately $1.7 million in cash and short term investments, $2.5 million in long-term debt and $13.7 million in shareholders' equity. The Company's long-term debt consists of term loans with a commercial bank that are secured by certain parcels of real estate owned by the Company. These loans bears interest at the bank's prime rate (8.5% at September 12, 1997) and mature at various times from January 2007 to September 2007. At September 12, 1997, the Company had a revolving credit facility with a commercial bank that provided for borrowings up to $3.0 million. This facility expires on January 31, 1998 and advances under the line of credit are unsecured, limited to short-term working capital purposes and bear interest at the bank's prime rate (8.5% at September 12, 1997). At September 12, 1997, $1.4 million was outstanding under the line. The maximum amount outstanding during the year was $2.4 million.

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

  Prior to 1997, the Company established most of its restaurants by leasing and renovating existing facilities to the Sagebrush concept. In 1997, however, all restaurants opened to date have been established by purchasing land and building a new restaurant due to the increased difficulty of finding suitable buildings in desirable locations that can be leased and renovated. The Company anticipates this trend will continue in the future. The Company's cost of opening a restaurant when the Company leases and renovates an existing building is approximately $500,000, including the costs of renovating the facility, purchasing necessary equipment and training personnel. The Company's cost of building a restaurant on land the Company purchases ranges from $1.2 million to $1.6 million, with the largest variance related to the cost of land. Assuming that the Company opens a total of 6 restaurants in 1997 (and that each restaurant involves purchasing land and building a new facility), management expects capital expenditures to range from $7.0 million to $10.0 million. Capital expenditures through September 12, 1997 were $5.3 million. Management believes that available cash, cash generated by operations and available borrowings under the Company's $3.0 million line of credit together with the real estate secured borrowings described below and other long-term indebtedness will be adequate to fund the Company's working capital and capital expenditure requirements through the end of 1997. Management expects to finance part of the cost of establishing new restaurants opened on real property purchased by the Company by borrowings from commercial banks secured by such real property. In the event the Company's operating results fall short of its projections or the borrowings described above are insufficient to fund its capital expenditure requirements, the Company could be required to seek additional financing. For any such additional financing, the Company will consider borrowings from commercial lenders and other sources of debt financing as well as equity financing. No assurance can be given, however, that the Company will be able to obtain any such additional financing when needed upon terms satisfactory to the Company.

   The Company currently plans to open two additional restaurants in 1997, one in Denver North Carolina and the other in Sanford, North Carolina. At September 12, 1997, the Company had opened four restaurants this year, located in Mount Airy, Salisbury and Lenoir, North Carolina and Roanoke, Virginia. The Company now operates 31 restaurants in North Carolina, South Carolina, Tennessee and Virginia. Construction had started on a restaurant in Aiken, South Carolina.

Inflation

   The impact of inflation on food, labor, equipment, land and construction costs could affect the Company's operations. A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws. In addition, most of the Company's leases require the Company to pay taxes, insurance, maintenance, repairs and utility costs, and these costs are subject to inflationary pressures. The Company may attempt to offset the effect of inflation through periodic menu price increases, economies of scale in purchasing and cost controls and efficiencies at existing restaurants. While the Company has seen price increases in certain categories, management believes that inflation has had no material impact on costs during the third quarter of 1997, primarily because prices for the largest single item of expense, food costs, has risen less than 1% during this period.

Subsequent Events

   On September 25, 1997, Sagebrush, Inc. and WSMP, Inc. signed a letter of intent to pursue WSMP's acquisition of Sagebrush in a stock for stock merger of the two companies. The proposed transaction is subject to various conditions, including the approval of Sagebrush's directors and shareholders. The proposed exchange rate is .3214 shares of WSMP common stock for each share of Sagebrush common stock. In the event the merger is completed, the Company's future store expansion plans may be altered.

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


Part  I  - Item 3.  Qualitative and Quantitative Disclosure About Market Risk
                    Not applicable.


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits.

      Exhibit 10.10 Note dated September 10, 1997 between Peoples Bank and the Company.

      Exhibit  27    Financial Data Schedule (filed in electronic format only)

     (b)  Reports on Form 8-K.

          A report on Form 8-K was filed by the registrant on September 26, 1997, to report under Item 5, Other Information, that the registrant had entered into a letter of intent to pursue a merger with WSMP, Inc.



                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SAGEBRUSH, INC.




Date  October  23, 1997         By:  \s\ Noland M. Mewborn
                                    Noland M. Mewborn,
                                    Vice President, Treasurer and CFO
                                    (Principal Financial Officer)